Form 10-Q
period 2025-06-30
Audax Private Credit Fund, LLC
filed 2025-08-14
CIK 2033362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 814-01861

Audax Private Credit Fund, LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	99-4488204
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
320 Park Avenue New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 703-2700

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2025, the registrant had 14,987,190 shares of limited liability company interests, $0.001 par value per share (the “Shares”), outstanding.

i

Audax Private Credit Fund, LLC

Consolidated Statements of Assets and Liabilities

June 30, 2025 and December 31, 2024

(Expressed in U.S. Dollars)

	June 30, 2025
	(unaudited)	December 31, 2024
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $676,555,114 and $646,031,655, respectively)	$673,378,275	$650,974,766
Cash and cash equivalents	34,729,147	31,592,264
Interest receivable	4,338,896	2,399,856
Prepaid investments	3,731,250	—
Receivable for loan repayment	923,434	181,269
Due from Administrator (Note 4)	398,123	398,305
Escrow receivable	48,338	—
Receivable from affiliates	—	306,938
Total assets	$717,547,463	$685,853,398

Liabilities
Borrowings under leverage facility (net of deferred financing costs of $2,166,667 and $2,416,667, respectively) (Note 8)	$333,383,183	$340,592,475
Interest payable	5,474,702	3,503,024
Incentive fee payable (Note 4)	817,305	—
Payable to Adviser (Note 4)	958,143	—
Deferred tax liability	818,338	—
Accounts payable and accrued expenses	438,310	190,492
Payable to Administrator (Note 4)	63,125	1,087,203
Payable for investments purchased	—	186,020
Total liabilities	341,953,106	345,559,214

Commitments and Contingencies (Note 8)

Net Assets
Shares, $0.001 par value per share, unlimited shares authorized, 14,987,190 and 0 shares issued and outstanding, respectively	14,987	—
Capital in excess of par value	375,019,524	326,284,899
Total distributable earnings	559,846	14,009,285
Total Net Assets	$375,594,357	$340,294,184
Net Asset Value per Share at End of Period	$25.06	N/A
Shares Outstanding	14,987,190	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Statements of Operations

For the three and six months ended June 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$14,469,659	$29,907,435
Dividend income	—	307,856
Total investment income	14,469,659	30,215,291
Expenses
Interest expense and credit facility fees	5,489,469	11,238,507
Organizational expenses	2,429,382	2,429,382
Management fee (Note 4)	1,064,102	2,133,068
Incentive fee (Note 4)	817,305	817,305
Amortization of deferred financing costs	125,000	250,000
Professional fees	116,248	243,159
Directors' fees	72,500	72,500
Administration fees (Note 4)	16,555	185,996
Investment expenses	107	13,645
Other expenses	175,052	343,729
Total operating expenses	10,305,720	17,727,291

Expense support	(2,429,382)	(2,429,382)
Management fee waiver (Note 4)	(59,390)	(973,233)
Net expenses	7,816,948	14,324,676

Net investment income	6,652,711	15,890,615

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	30,712	887,207
Net realized gain	30,712	887,207
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(4,374,259)	(8,119,950)
Net change in deferred taxes	(818,338)	(818,338)
Total net change in unrealized depreciation on investments	(5,192,597)	(8,938,288)
Net realized and unrealized loss on investments	(5,161,885)	(8,051,081)
Realized and unrealized gains (losses) on foreign currency:
Net realized loss on foreign currency	(909)	(4,034)
Net change in unrealized gain on foreign currency	1,510	1,518
Net realized and unrealized gains (losses) on foreign currency	601	(2,516)
Net increase in net assets resulting from operations	$1,491,427	$7,837,018

The Fund commenced operations on October 10, 2024, thus there is no Consolidated Statements of Operations presented for the three and six months ended June 30, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Statement of Changes in Net Assets

For the six months ended June 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

For the six months ended June 30, 2025
Net assets at beginning of period	$340,294,184
Operations:
Net investment income	15,890,615
Net realized gains on investments and foreign currency	883,173
Net change in unrealized depreciation on investments and foreign currency	(8,118,432)
Net change in deferred taxes	(818,338)
Net increase in net assets from operations	7,837,018
Distributions to Shareholders:
Distributions from distributable earnings	(7,536,845)
Net decrease resulting from shareholder distributions	(7,536,845)
Capital share transactions:
Capital contribution	35,000,000
Net increase in net assets from capital transactions	35,000,000
Net increase in net assets for the period	35,300,173
Net assets at end of period	$375,594,357

The Fund commenced operations on October 10, 2024, thus there is no Consolidated Statement of Change in Net Assets presented for the six months ended June 30, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Statement of Cash Flows

For the six months ended June 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Six Months Ended June 30, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$7,837,018
Adjustments to reconcile net increase in partners' capital resulting from operations used in operating activities:
Net realized gain	(887,207)
Net change in unrealized depreciation on investments	8,119,950
Non-cash interest income, including payment in-kind and original issue discount accretion	(1,351,045)
Amortization of financing costs	250,000
Increase in interest receivable	(1,939,040)
Increase in prepaid investments	(3,731,250)
Increase in receivable for loan repayment	(742,165)
Decrease in due from Administrator (Note 4)	182
Increase in escrow receivable	(48,338)
Decrease in receivable from affiliates	306,938
Increase in interest payable	1,971,678
Increase in incentive fee payable (Note 4)	817,305
Increase in payable to Adviser (Note 4)	958,143
Increase in deferred tax liability	818,338
Increase in accounts payable and accrued expenses	247,818
Decrease in payable to Administrator (Note 4)	(1,024,078)
Decrease in payable for investments purchased	(186,020)
Investment activity:
Purchase of investments	(101,133,988)
Borrowings on revolving credit facilities	(22,177,762)
Proceeds from disposition and repayments of investments	68,720,235
Repayments on revolving credit facilities	26,306,308
Net investment activity	(28,285,207)
Net cash used in operating activities	(16,866,980)
Cash flows from financing activities:
Proceeds from capital contributions	139,391,083
Return of capital called	(104,391,083)
Distributions from distributable earnings	(7,536,845)
Borrowings under leverage facility	27,652,708
Repayments for leverage facility	(35,112,000)
Short-term borrowings	8,955,802
Short-term repayments	(8,955,802)
Net cash provided by financing activities	20,003,863
Net change in cash and cash equivalents	3,136,883
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	31,592,264
Cash and cash equivalents, end of period	$34,729,147
Supplemental non-cash information:
Initial conversion to unitized LLC	$340,034,511
Payment-in-kind ("PIK") interest income	$1,015,825
Interest paid pursuant to the leverage facility	$8,723,317
Interest paid on short-term borrowings	$166,372

The Fund commenced operations on October 10, 2024, thus there is no Consolidated Statement of Cash Flows presented for the six months ended June 30, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments

June 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f)
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l)
Aerospace & Defense
Blue Raven Solutions	(g)	Sr. Secured First Lien	S+	8.50%	13.09%	10/10/2024	12/21/2026	10,752,772	$10,752,764	$10,752,772
									$10,752,764	$10,752,772
Air Freight & Logistics
Magnate	(g)	Sr. Secured First Lien	S+	5.50%	9.80%	2/19/2025	12/29/2028	4,975,000	4,881,336	4,887,938
									$4,881,336	$4,887,938
Capital Markets
Cerity Partners		Sr. Secured First Lien	S+	5.25%	9.58%	10/10/2024	7/30/2029	23,972,959	23,972,959	23,972,959
Cerity Partners		Delayed Draw Term Loan	S+	5.25%	9.58%	10/10/2024	7/30/2029	985,633	985,633	985,633
Steward Partners	(g) (h)	Delayed Draw Term Loan	S+	4.75%	9.05%	6/13/2025	10/14/2028	55,556	636	55,556
									$24,959,228	$25,014,148
Chemicals
Shrieve	(g)	Sr. Secured First Lien	S+	6.00%	10.31%	6/18/2025	10/30/2030	3,000,000	2,956,184	2,985,000
									$2,956,184	$2,985,000
Commercial Services & Supplies
Russell Landscape Group	(g)	Sr. Secured First Lien	S+	5.50%	9.82%	10/10/2024	4/11/2030	4,278,377	4,180,747	4,278,377
ScentAir		Sr. Secured First Lien	S+	5.00%	9.55%	10/10/2024	1/26/2026	11,536,226	11,536,226	11,536,226
SavATree	(g)	Sr. Secured First Lien	S+	5.00%	9.30%	10/10/2024	6/6/2031	10,804,882	10,694,064	10,804,882
SavATree	(g) (h)	Delayed Draw Term Loan	S+	5.00%	9.30%	10/10/2024	6/6/2031	-	(15,000)	-
									$26,396,037	$26,619,485
Construction & Engineering
A1 Garage Door Service		Sr. Secured First Lien	S+	4.50%	8.83%	10/10/2024	12/22/2028	6,382,065	6,382,065	6,382,065
Cumming Group		Sr. Secured First Lien	S+	4.75%	9.08%	10/10/2024	11/16/2027	23,147,245	23,147,245	23,147,245
Cumming Group		Delayed Draw Term Loan	S+	4.75%	9.08%	10/10/2024	11/16/2027	1,783,070	1,783,070	1,783,070
HR Green	(g)	Sr. Secured First Lien	S+	5.25%	9.53%	10/10/2024	1/28/2030	5,728,108	5,620,316	5,728,108
National Trench Safety	(g)	Sr. Secured First Lien	S+	5.50%	9.90%	10/10/2024	12/3/2028	18,773,731	18,610,686	18,773,731
RailPros	(g)	Sr. Secured First Lien	S+	4.50%	8.83%	5/22/2025	5/24/2032	4,105,263	4,064,648	4,074,474
RailPros	(g) (h)	Delayed Draw Term Loan	S+	4.50%	8.83%	5/22/2025	5/24/2032	-	(6,221)	-
									$59,601,809	$59,888,693
Consumer Staples Distribution & Retail
Avita Pharmacy		Sr. Secured First Lien	S+	5.00%	9.43%	10/10/2024	11/6/2026	25,202,472	25,202,472	25,202,472
									$25,202,472	$25,202,472
Containers & Packaging
Novvia Group	(g)	Sr. Secured First Lien	S+	5.25%	9.55%	6/13/2025	1/31/2032	11,711,847	11,625,760	11,618,307
									$11,625,760	$11,618,307

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l) (continued)
Diversified Consumer Services
Heritage Partners	(g)	Sr. Secured First Lien	S+	5.75%	10.21%	10/10/2024	12/22/2026	12,461,099	12,282,008	7,619,895
Heritage Partners	(g)	Delayed Draw Term Loan	S+	5.75%	10.21%	10/10/2024	12/22/2026	5,868,790	5,758,908	3,588,734
Kalkomey	(g)	Sr. Secured First Lien	S+	5.25%	9.55%	10/10/2024	6/18/2031	17,049,906	16,758,448	17,049,906
Ned Stevens		Sr. Secured First Lien	S+	5.00%	9.30%	10/10/2024	11/1/2029	15,188,080	15,188,080	15,188,080
RotoCo	(g)	Sr. Secured First Lien	S+	5.50%	9.95%	10/10/2024	6/30/2028	13,062,042	13,032,946	11,356,665
RotoCo	(g)	Delayed Draw Term Loan	S+	5.50%	9.95%	10/10/2024	6/30/2028	41,624	41,526	36,190
									$63,061,916	$54,839,470
Energy Equipment & Services
Allied Power Group	(g)	Sr. Secured First Lien	S+	5.25%	9.55%	10/10/2024	5/16/2029	7,133,016	6,981,304	7,133,016
									$6,981,304	$7,133,016
Financial Services
AmpliFi	(g)	Sr. Secured First Lien	S+	5.00%	9.33%	10/10/2024	4/23/2030	9,523,897	9,314,495	9,523,897
Aprio	(g) (h)	Delayed Draw Term Loan	S+	4.75%	9.08%	4/25/2025	8/1/2031	416,031	404,265	411,871
Aprio	(g)	Sr. Secured First Lien	S+	4.75%	9.08%	4/25/2025	8/1/2031	2,716,667	2,690,031	2,689,500
Cherry Bekaert		Sr. Secured First Lien	S+	5.25%	9.58%	10/10/2024	6/30/2028	12,495,406	12,495,406	12,495,406
Cherry Bekaert	(g)	Delayed Draw Term Loan	S+	5.25%	9.58%	10/10/2024	6/30/2028	6,407,683	6,403,433	6,407,683
Prime Pensions	(g)	Sr. Secured First Lien	S+	4.75%	9.08%	10/10/2024	2/26/2030	6,720,980	6,641,520	6,720,980
									$37,949,150	$38,249,337
Food Products
Hometown Food Company	(g) (k)	Sr. Secured First Lien	S+	4.50%	8.82%	6/9/2025	6/3/2030	2,992,500	2,968,118	2,967,677
									$2,968,118	$2,967,677
Health Care Equipment & Supplies
The InterMed Group	(g)	Sr. Secured First Lien	S+	6.50%	10.79%	10/10/2024	12/24/2029	6,074,436	6,018,084	5,606,242
USMed-Equip	(g)	Sr. Secured First Lien	S+	5.75%	10.18%	10/10/2024	5/24/2029	19,777,725	19,688,530	19,777,725
									$25,706,614	$25,383,967
Health Care Providers & Services
MDpanel		Sr. Secured First Lien	S+	6.50%	10.77%	10/10/2024	8/2/2029	5,882,343	5,882,343	5,882,343
Riccobene Associates Family Dentistry	(g)	Sr. Secured First Lien	S+	5.00%	9.33%	6/6/2025	10/31/2030	8,295,796	8,193,897	8,295,796
Sequel Ortho (fka OrthoNebraska)		Sr. Secured First Lien	S+	6.50%	10.90%	10/10/2024	7/31/2028	4,795,971	4,795,971	4,795,971
Summit Spine	(g)	Sr. Secured First Lien	S+	4.75%	9.08%	6/13/2025	3/25/2031	12,557,557	12,369,194	12,391,108
									$31,241,405	$31,365,218

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l) (continued)
Health Care Technology
Med Tech Solutions	(g)	Sr. Secured First Lien	S+	5.25%	9.57%	6/3/2025	6/3/2032	5,838,841	5,737,494	5,694,734
VaxCare	(g) (k)	Sr. Secured First Lien	S+	5.25%	8.81%	6/16/2025	6/17/2032	3,333,333	3,300,258	3,300,000
									$9,037,752	$8,994,734
Hotels, Restaurants & Leisure
Taymax		Sr. Secured First Lien	S+	6.00%	10.43%	10/10/2024	7/31/2026	14,486,414	14,486,414	14,486,414
Taymax		Delayed Draw Term Loan	S+	5.38%	9.80%	10/10/2024	7/31/2026	8,059,941	8,059,941	8,059,941
									$22,546,355	$22,546,355
Insurance
SIAA (Alliance Holdings)		Sr. Secured First Lien	S+	4.75%	9.05%	10/10/2024	4/30/2030	25,137,013	25,137,013	25,137,013
									$25,137,013	$25,137,013
Internet Software & Services
Power Digital		Sr. Secured First Lien	S+	5.50%	10.06%	10/10/2024	3/10/2028	11,212,173	11,212,173	11,212,173
Power Digital		Delayed Draw Term Loan	S+	5.50%	10.06%	10/10/2024	3/10/2028	643,826	643,826	643,826
									$11,855,999	$11,855,999
IT Services
GoldenSource		Sr. Secured First Lien	S+	4.75%	9.07%	10/10/2024	5/12/2028	8,166,705	8,166,705	8,166,705
Lighthouse		Sr. Secured First Lien	S+	5.00%	9.45%	10/10/2024	4/30/2027	21,379,620	21,379,620	21,379,620
									$29,546,325	$29,546,325
Life Sciences Tools & Services
TCP Analytical	(g)	Sr. Secured First Lien	S+	5.00%	10.43%	6/17/2025	3/12/2031	9,000,000	8,887,851	8,928,000
									$8,887,851	$8,928,000
Machinery
Tank Holdings	(g)	Sr. Secured First Lien	S+	5.82%	10.25%	2/6/2025	3/31/2028	6,385,769	6,295,989	6,337,876
Tank Holdings	(g)	Delayed Draw Term Loan	S+	5.82%	10.25%	2/6/2025	3/31/2028	611,795	599,676	607,207
									$6,895,665	$6,945,083
Media
Allyant	(g) (i)	Sr. Secured First Lien	S+	6.00%	10.45%	10/10/2024	10/30/2026	19,563,911	19,563,911	19,563,911
Allyant	(g) (i)	Sr. Secured First Lien	S+	6.00%	10.45%	10/10/2024	10/30/2026	3,401,392	3,370,182	3,401,392
									$22,934,093	$22,965,303
Professional Services
Foundation Source		Sr. Secured First Lien	S+	5.00%	9.30%	10/10/2024	9/6/2030	13,536,852	13,536,852	13,536,852
Magna Legal Services		Sr. Secured First Lien	S+	5.00%	9.28%	10/10/2024	11/22/2029	13,809,329	13,809,329	13,809,329
Magna Legal Services		Delayed Draw Term Loan	S+	5.00%	9.28%	10/10/2024	11/22/2029	3,865,953	3,865,953	3,865,953
									$31,212,134	$31,212,134

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l) (continued)
Software
AIA Contract Documents		Sr. Secured First Lien	S+	5.25%	9.63%	10/10/2024	10/30/2026	18,032,529	18,032,529	18,032,529
PKWARE	(g)	Sr. Secured First Lien	S+	4.75%	9.08%	6/2/2025	6/3/2030	13,192,771	13,029,438	13,007,187
Tribute Technology		Sr. Secured First Lien	S+	6.30%	10.63%	10/10/2024	10/30/2028	15,092,344	15,092,344	15,092,344
Tribute Technology		Delayed Draw Term Loan	S+	6.30%	10.63%	10/10/2024	10/30/2028	3,383,102	3,383,102	3,383,102
Unison Global		Sr. Secured First Lien	S+	5.00%	9.32%	10/10/2024	9/19/2028	14,850,072	14,850,072	14,850,072
									$64,387,485	$64,365,234
Trading Companies & Distributors
Apex Service Partners	(g)	Sr. Secured First Lien	S+	5.00%	9.32%	4/29/2025	10/24/2030	1,908,778	1,889,931	1,899,234
Apex Service Partners	(g) (h)	Delayed Draw Term Loan	S+	5.00%	9.32%	4/29/2025	10/24/2030	2,306,776	2,268,317	2,295,243
Industrial Service Group		Sr. Secured First Lien	S+	5.75%	10.03%	10/10/2024	12/7/2028	7,031,506	7,031,506	7,031,506
Industrial Service Group		Delayed Draw Term Loan	S+	5.75%	10.03%	10/10/2024	12/7/2028	3,661,208	3,661,208	3,661,208
R.F. Fager	(g)	Sr. Secured First Lien	S+	5.00%	9.30%	5/22/2025	3/4/2030	1,733,867	1,707,859	1,720,863
R.F. Fager	(g) (h)	Delayed Draw Term Loan	S+	5.00%	9.30%	5/22/2025	3/4/2030	258,136	250,585	256,200
									$16,809,406	$16,864,254
					Total APCF SPV I, LLC				$583,534,175	$576,267,934
Audax Private Credit Subsidiary, LLC
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l)
Capital Markets
Cerity Partners	(h)	Revolving Credit Facility	S+	5.25%	9.58%	10/10/2024	7/30/2029	736,407	736,407	736,407
									$736,407	$736,407
Commercial Services & Supplies
Russell Landscape Group	(g) (h)	Delayed Draw Term Loan	S+	5.50%	9.82%	10/10/2024	4/11/2030	2,130,353	2,107,815	2,130,353
Russell Landscape Group	(g) (h)	Revolving Credit Facility	S+	5.50%	9.82%	10/10/2024	4/11/2030	38,509	33,749	38,509
SavATree	(g) (h)	Delayed Draw Term Loan	S+	5.00%	9.30%	10/10/2024	6/6/2031	499,641	494,627	499,641
SavATree	(g) (h)	Revolving Credit Facility	S+	5.00%	9.30%	10/10/2024	6/6/2031	179,366	178,131	179,367
SavATree	(g)	Sr. Secured First Lien	S+	5.00%	9.30%	10/10/2024	6/6/2031	2,175,035	2,174,141	2,175,035
ScentAir		Revolving Credit Facility	S+	5.00%	9.55%	10/10/2024	1/26/2026	1,565,413	1,565,413	1,565,413
									$6,553,876	$6,588,318
Construction & Engineering
Cumming Group	(g) (h)	Delayed Draw Term Loan	S+	4.75%	9.08%	10/10/2024	11/16/2027	1,600,749	1,594,150	1,600,749
Cumming Group	(h)	Revolving Credit Facility	S+	4.75%	9.08%	10/10/2024	11/16/2027	118,104	118,104	118,104
National Trench Safety	(g) (h)	Revolving Credit Facility	S+	5.50%	9.90%	10/10/2024	12/3/2028	580,631	566,813	580,631
RailPros	(g) (h)	Revolving Credit Facility	S+	4.50%	8.83%	5/22/2025	5/24/2032	-	(6,524)	-
									$2,272,543	$2,299,484

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l) (continued)
Diversified Consumer Services
Heritage Partners	(g) (h)	Revolving Credit Facility	S+	5.75%	10.21%	10/10/2024	12/22/2026	2,446,670	2,425,577	1,496,126
Ned Stevens	(g) (h)	Delayed Draw Term Loan	S+	5.00%	9.30%	10/10/2024	11/1/2029	-	(1,798)	-
Ned Stevens	(g)	Sr. Secured First Lien	S+	5.00%	9.30%	10/10/2024	11/1/2029	2,731,192	2,730,876	2,731,192
Ned Stevens	(h)	Revolving Credit Facility	S+	5.00%	9.30%	10/10/2024	11/1/2029	256,427	256,427	256,427
RotoCo	(g) (h)	Revolving Credit Facility	S+	5.50%	9.95%	10/10/2024	6/30/2028	2,061,450	2,058,758	1,792,307
									$7,469,840	$6,276,052
Energy Equipment & Services
Allied Power Group	(h)	Revolving Credit Facility	S+	5.25%	9.55%	10/10/2024	5/16/2029	210,148	210,148	210,148
									$210,148	$210,148
Financial Services
Cherry Bekaert	(h)	Revolving Credit Facility	S+	5.25%	9.58%	10/10/2024	6/30/2028	405,639	405,639	405,639
Prime Pensions	(g) (h)	Delayed Draw Term Loan	S+	4.75%	9.08%	10/10/2024	2/26/2030	644,324	636,809	644,324
									$1,042,448	$1,049,963
Health Care Equipment & Supplies
The InterMed Group	(g)	Revolving Credit Facility	S+	6.50%	10.79%	10/10/2024	12/24/2029	1,770,973	1,762,237	1,634,473
USMed-Equip	(g) (h)	Revolving Credit Facility	S+	5.75%	10.18%	10/10/2024	5/24/2029	-	(6,780)	-
									$1,755,457	$1,634,473
Health Care Providers & Services
Hilco Vision	(g)	Sr. Secured First Lien	S+	6.00% PIK	10.30%	10/10/2024	4/21/2030	6,328,913	6,328,913	5,721,375
MDpanel	(g) (h)	Delayed Draw Term Loan	S+	6.50%	10.77%	10/10/2024	8/2/2029	1,052,667	1,046,447	1,052,667
									$7,375,360	$6,774,042
Hotels, Restaurants & Leisure
Taymax	(g)	Revolving Credit Facility	S+	5.38%	9.80%	10/10/2024	7/31/2026	294,039	294,039	294,039
									$294,039	$294,039
Internet Software & Services
Power Digital	(h)	Revolving Credit Facility	S+	5.50%	10.06%	10/10/2024	3/10/2028	573,535	573,535	573,535
									$573,535	$573,535
IT Services
GoldenSource	(h)	Revolving Credit Facility	S+	4.75%	9.07%	10/10/2024	5/12/2028	1,034,725	1,034,725	1,034,725
									$1,034,725	$1,034,725

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l) (continued)
Professional Services
Dwellworks	(g) (j)	Sr. Secured First Lien	S+	6.50% PIK	10.95%	10/10/2024	3/31/2027	10,438,717	7,380,215	8,422,317
Dwellworks (Tranche B-1)	(g) (j)	Sr. Secured First Lien	Fixed 18.00%	18.00% PIK	18.00%	10/10/2024	3/31/2027	5,568,956	3,973,959	—
Foundation Source	(g) (h)	Delayed Draw Term Loan	S+	5.00%	9.30%	10/10/2024	9/6/2030	4,262,562	4,237,326	4,262,562
									$15,591,500	$12,684,879
Software
Tribute Technology	(h)	Revolving Credit Facility	S+	6.30%	10.63%	10/10/2024	10/30/2028	989,874	989,862	989,874
Unison Global	(h)	Delayed Draw Term Loan	S+	5.00%	9.32%	10/10/2024	9/19/2028	610,785	610,785	610,785
									$1,600,647	$1,600,659
Trading Companies & Distributors
Industrial Service Group	(h)	Revolving Credit Facility	S+	5.75%	10.03%	10/10/2024	12/7/2028	1,452,308	1,452,308	1,452,308
R.F. Fager	(g) (h)	Revolving Credit Facility	S+	5.00%	9.30%	5/22/2025	3/4/2030	-	(6,162)	-
									$1,446,146	$1,452,308
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l)
Aerospace & Defense
Blue Raven Solutions	(j)	Class A Units				10/10/2024		1,374,300	$—	$1,589,716
									$—	$1,589,716
Commercial Services & Supplies
ScentAir	(j)	Class A Units				10/10/2024		858,937	806,166	967,645
									$806,166	$967,645
Construction & Engineering
A1 Garage Door Service	(j)	Class A Common Units				10/10/2024		781	1,368,519	1,797,500
National Trench Safety	(j) (k)	Preferred Stock				4/3/2025		3,266	357,207	357,207
National Trench Safety	(j)	Common Units				10/10/2024		7,161	642,983	755,930
									$2,368,709	$2,910,637
Consumer Staples Distribution & Retail
Avita Pharmacy	(j)	Class A Common Units				10/10/2024		1,197,951	471,761	1,538,272
Avita Pharmacy	(j)	Preferred Units				10/10/2024		1,134,937	1,705,127	1,880,653
Avita Pharmacy	(j)	Junior Preferred Units				10/10/2024		22,654	27,131	29,367
									$2,204,019	$3,448,292
Diversified Consumer Services
Ned Stevens	(j)	Class A Capital Units				10/10/2024		1,737	1,902,090	2,041,721
									$1,902,090	$2,041,721

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l) (continued)
Energy Equipment & Services
Allied Power Group	(j)	Class A Units				10/10/2024		400,281	400,281	752,354
									$400,281	$752,354
Food Products
Florida Food Products	(j)	Common Units				10/10/2024		1,536,658	1,530,282	963,901
									$1,530,282	$963,901
Health Care Equipment & Supplies
The InterMed Group	(j)	Class A Preferred Units				10/10/2024		5,699	291,352	97,910
USMed-Equip	(j)	Common Units				10/10/2024		13,738	1,010,898	1,248,679
									$1,302,250	$1,346,589
Health Care Providers & Services
Hilco Vision	(j)	Class A Common Stock				10/10/2024		4,496	1,988,337	-
MDpanel	(j)	Class A Units				10/10/2024		764,074	735,554	677,189
Shearwater Health		Class A Common Stock				10/10/2024		687	1,839,961	1,630,191
									$4,563,852	$2,307,380
Insurance
SIAA (Alliance Holdings)	(j)	Common Units				10/10/2024		7,635	1,162,945	1,540,649
									$1,162,945	$1,540,649
Internet Software & Services
Power Digital	(j)	Class L Common Units				10/10/2024		81,934	852,220	987,832
									$852,220	$987,832
IT Services
GoldenSource	(j)	Class A Membership Interests				10/10/2024		327,445	441,589	590,557
Lighthouse	(j)	LP Interest				10/10/2024		3,519	7,453,218	11,268,908
Voyatek	(j)	Class C LP Units				10/10/2024		1,337	404,003	368,564
									$8,298,810	$12,228,029
Media
Allyant	(j)	Common Shares				10/10/2024		5	1,533,996	904,656
									$1,533,996	$904,656
Professional Services
Dwellworks	(j)	Preferred Units				10/10/2024		984,915	—	—
Foundation Source	(j)	Class A LP Interests				10/10/2024		1,824	2,003	2,558
Foundation Source	(j)	Class B LP Interests				10/10/2024		1,822,812	2,002,691	2,555,995
									$2,004,694	$2,558,553

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l) (continued)
Software
PracticeTek	(j)	LP Interests				10/10/2024		1,441,373	1,796,905	1,804,870
Tribute Technology	(j)	Class A-1 Units				10/10/2024		1,570	1,241,560	1,205,778
									$3,038,465	$3,010,648
			Total Audax Private Credit Subsidiary, LLC						$79,925,450	$80,767,634
Audax Private Credit Fund, LLC
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l)
Capital Markets
Steward Partners	(g) (h)	Revolving Credit Facility	S+	4.75%	9.05%	6/13/2025	10/14/2028	-	(13,691)	-
									$(13,691)	$-
Containers & Packaging
Novvia Group	(g) (h)	Delayed Draw Term Loan	S+	5.25%	9.55%	6/13/2025	1/31/2032	827,226	819,877	820,619
Novvia Group	(g) (h)	Revolving Credit Facility	S+	5.25%	9.55%	6/13/2025	1/31/2031	321,019	314,419	318,455
									$1,134,296	$1,139,074
Health Care Providers & Services
Riccobene Associates Family Dentistry	(g) (h)	Delayed Draw Term Loan	S+	5.00%	9.33%	6/6/2025	10/31/2030	705,212	683,206	705,212
Riccobene Associates Family Dentistry	(g) (h)	Revolving Credit Facility	S+	5.00%	9.33%	6/6/2025	10/31/2030	-	(10,523)	-
Summit Spine	(g) (h)	Delayed Draw Term Loan	S+	4.75%	9.08%	6/13/2025	3/25/2031	-	(23,671)	-
Summit Spine	(g) (h)	Revolving Credit Facility	S+	4.75%	9.08%	6/13/2025	3/25/2031	113,619	85,361	112,113
									$734,373	$817,325
Health Care Technology
Med Tech Solutions	(g) (h)	Delayed Draw Term Loan	S+	5.25%	9.57%	6/3/2025	6/3/2032	-	(26,762)	-
Med Tech Solutions	(g) (h)	Revolving Credit Facility	S+	5.25%	9.57%	6/3/2025	6/3/2032	-	(15,998)	-
VaxCare	(g) (h) (k)	Revolving Credit Facility	S+	5.25%	8.81%	6/16/2025	6/17/2032	-	(6,659)	-
									$(49,419)	$-
Software
PKWARE	(g) (h)	Revolving Credit Facility	S+	4.75%	9.08%	6/2/2025	6/3/2030	-	(22,251)	-
									$(22,251)	$-
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l)
Health Care Technology
Med Tech Solutions	(j) (k)	Class A Units				6/3/2025		166,163	$166,163	$166,163
									$166,163	$166,163
			Total Audax Private Credit Fund, LLC						$1,949,471	$2,122,562

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF Equity, LLC
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l)
Commercial Services & Supplies
Russell Landscape Group	(j)	Class A Units				10/10/2024		5,528	$552,762	$710,978
									$552,762	$710,978
Containers & Packaging
Novvia Group	(j)	Common Units				10/10/2024		28,290	650,105	731,126
									$650,105	$731,126
Diversified Consumer Services
Heritage Partners	(j)	Series A Units				10/10/2024		695,947	357,387	—
Kalkomey	(j)	Class A Units				10/10/2024		116,815	1,168,155	1,042,104
									$1,525,542	$1,042,104
Financial Services
Cherry Bekaert	(j)	Class A Units				10/10/2024		618,019	$1,089,101	$1,675,832
Prime Pensions	(j)	LP Interests				10/10/2024		668,564	671,421	616,360
									$1,760,522	$2,292,192
Health Care Providers & Services
Sequel Ortho (fka OrthoNebraska)	(j)	LP Interests				10/10/2024		34,285	436,908	437,755
									$436,908	$437,755
Hotels, Restaurants & Leisure
Taymax	(j)	Class A Units				10/10/2024		12,729	2,543,230	2,492,219
									$2,543,230	$2,492,219
Professional Services
Magna Legal Services	(j)	Class A Units				10/10/2024		14,607	1,577,591	2,115,681
									$1,577,591	$2,115,681
Software
AIA Contract Documents	(j)	Common Units				10/10/2024		419,925	607,884	1,294,424
Backstage (TA)	(j)	Class A-3 Units				10/10/2024		5,801	406,596	2,193,343
									$1,014,480	$3,487,767

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF Equity, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l) (continued)
Trading Companies & Distributors
Industrial Service Group	(j)	Class A Units				10/10/2024		622	1,058,917	884,199
Industrial Service Group	(j)	Class A-1 Units				3/10/2025		19	25,961	26,124
									$1,084,878	$910,323
				Total APCF Equity, LLC					$11,146,018	$14,220,145
				Total Portfolio Investments					$676,555,114	$673,378,275

(a)
All securities represent investments in companies based in the United States of America, unless otherwise noted. All of these investments are subject to restrictions as to their resale or transfer.
(b)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Fund owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of June 30, 2025, all of the Fund’s investments were non-controlled, non-affiliated.
(c)
All investments are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(d)
Unless indicated otherwise, all investments are valued using Level 3 inputs within the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(e)
At June 30, 2025, there is no difference between the book and tax cost of investments and unrealized values. At June 30, 2025, the cost of investments for income tax purposes was $676,555,114, the gross unrealized depreciation for federal tax purposes was $19,342,927, the gross unrealized appreciation for federal income tax purposes was $16,166,088, and the net unrealized depreciation was $3,176,839.
(f)
Investments within APCF SPV I, LLC are pledged as collateral to the Leverage Facility. Refer to Note 8 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
(g)
Includes a portion of original issue discount and payment-in-kind, where applicable. The interest rate shown was the current rate as of June 30, 2025 and changes periodically.
(h)
Position or portion thereof is an unfunded loan commitment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. Refer to Note 8 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
(i)
The company headquarters for Allyant is located in Canada.
(j)
Investments are non-income producing.
(k)
Investment was valued at Level 2, using significant observable inputs in accordance with ASC 820. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(l)
All investments are income-producing, unless otherwise noted.
(m)
The following shows the composition of the Fund's portfolio at fair value by investment type and industry as of June 30, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Industry	Sr. Secured First Lien	% of NAV
Aerospace & Defense	$10,752,772	2.9%
Air Freight & Logistics	4,887,938	1.3%
Capital Markets	25,750,555	6.9%
Chemicals	2,985,000	0.8%
Commercial Services & Supplies	19,548,879	5.2%
Construction & Engineering	62,188,177	16.5%
Consumer Staples Distribution & Retail	25,202,472	6.7%
Containers & Packaging	12,757,381	3.4%
Diversified Consumer Services	74,774,447	19.9%
Energy Equipment & Services	7,343,163	1.9%
Financial Services	39,299,300	10.5%
Food Products	2,967,676	0.8%
Health Care Equipment & Supplies	27,018,441	7.2%
Health Care Providers & Services	38,956,585	10.4%
Health Care Technology	8,994,734	2.4%
Hotels, Restaurants & Leisure	22,840,394	6.1%
Insurance	25,137,013	6.7%
Internet Software & Services	12,429,534	3.3%
IT Services	30,581,050	8.1%
Life Sciences Tools & Services	8,928,000	2.4%
Machinery	6,945,083	1.8%
Media	22,965,303	6.1%
Professional Services	43,897,013	11.7%
Software	65,965,893	17.6%
Trading Companies & Distributors	18,316,562	4.9%
Total	$621,433,365	165.5%

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Industry	Common and Preferred Equity	% of NAV
Aerospace & Defense	$1,589,716	0.4%
Commercial Services & Supplies	1,678,622	0.5%
Construction & Engineering	2,910,637	0.8%
Consumer Staples Distribution & Retail	3,448,292	0.9%
Containers & Packaging	731,126	0.2%
Diversified Consumer Services	3,083,825	0.8%
Energy Equipment & Services	752,355	0.2%
Entertainment	2,193,343	0.6%
Financial Services	2,292,192	0.6%
Food Products	963,902	0.3%
Health Care Equipment & Supplies	1,346,588	0.4%
Health Care Providers & Services	2,745,135	0.7%
Health Care Technology	166,163	0.0%
Hotels, Restaurants & Leisure	2,492,219	0.7%
Insurance	1,540,649	0.4%
Internet Software & Services	987,832	0.3%
IT Services	12,228,029	3.3%
Media	904,656	0.2%
Professional Services	4,674,234	1.2%
Software	4,305,072	1.1%
Trading Companies & Distributors	910,323	0.2%
Total	$51,944,910	13.8%

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f)
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS
Aerospace & Defense
Blue Raven Solutions	(g)	Sr. Secured First Lien	S+	8.50%, 1.00% PIK	14.28%	10/10/2024	12/21/2026	10,892,417	$10,892,417	$10,892,417
									$10,892,417	$10,892,417
Capital Markets
Cerity Partners		Sr. Secured First Lien	S+	5.25%	9.76%	10/10/2024	7/30/2029	24,096,204	24,096,204	24,096,204
Cerity Partners		Delayed Draw Term Loan	S+	5.25%	9.76%	10/10/2024	7/30/2029	990,644	990,644	990,644
									$25,086,848	$25,086,848
Commercial Services & Supplies
Russell Landscape Group	(g)	Sr. Secured First Lien	S+	5.50%	9.95%	10/10/2024	4/11/2030	4,299,985	4,191,573	4,299,985
ScentAir		Sr. Secured First Lien	S+	5.25%	10.34%	10/10/2024	1/26/2026	11,597,104	11,597,104	11,597,104
									$15,788,677	$15,897,089
Consumer Staples Distribution & Retail
Avita Pharmacy		Sr. Secured First Lien	S+	5.25%	9.85%	10/10/2024	11/6/2025	25,270,484	$25,270,484	$25,270,484
									$25,270,484	$25,270,484
Construction & Engineering
A1 Garage Door Service		Sr. Secured First Lien	S+	4.75%	9.11%	10/10/2024	12/22/2028	4,753,733	4,753,733	4,753,733
Cumming Group		Sr. Secured First Lien	S+	5.25%	9.50%	10/10/2024	11/16/2027	23,266,840	23,266,840	23,266,840
HR Green	(g)	Sr. Secured First Lien	S+	5.25%	9.87%	10/10/2024	1/28/2030	5,757,111	5,635,771	5,757,111
									$33,656,344	$33,777,684
Containers & Packaging
Novvia Group		Sr. Secured First Lien	S+	6.00%	10.46%	10/10/2024	12/23/2026	25,782,521	25,782,521	25,782,521
									$25,782,521	$25,782,521
Diversified Consumer Services
Heritage Partners	(g)	Sr. Secured First Lien	S+	5.75%	10.26%	10/10/2024	12/22/2026	12,493,634	12,251,530	12,300,601
Heritage Partners	(g)	Delayed Draw Term Loan	S+	5.75%	10.26%	10/10/2024	12/22/2026	5,884,114	5,736,141	5,793,202
Kalkomey	(g)	Sr. Secured First Lien	S+	5.25%	9.58%	10/10/2024	6/18/2031	17,135,800	16,826,310	17,135,800
Ned Stevens		Sr. Secured First Lien	S+	5.50% - 6.50%	10.84%	10/10/2024	11/1/2029	15,264,401	15,264,401	15,264,401
RotoCo	(g)	Sr. Secured First Lien	S+	5.50%	9.96%	10/10/2024	6/30/2028	14,089,493	14,053,258	13,406,875
RotoCo	(g)	Delayed Draw Term Loan	S+	5.50%	9.96%	10/10/2024	6/30/2028	44,898	44,768	42,724
SavATree	(g)	Sr. Secured First Lien	S+	5.00%	9.33%	10/10/2024	6/6/2031	10,857,404	10,741,494	10,857,404
									$74,917,902	$74,801,007

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
Energy Equipment & Services
Allied Power Group	(g)	Sr. Secured First Lien	S+	5.25%	9.74%	10/10/2024	5/16/2029	7,169,041	6,999,455	7,169,041
									$6,999,455	$7,169,041
Financial Services
AmpliFi	(g)	Sr. Secured First Lien	S+	5.00%	9.36%	10/10/2024	4/23/2030	9,571,998	9,340,383	9,571,998
Cherry Bekaert		Sr. Secured First Lien	S+	5.25%	9.61%	10/10/2024	6/30/2028	12,559,722	12,559,722	12,559,722
Prime Pensions	(g)	Sr. Secured First Lien	S+	5.25%	9.76%	10/10/2024	2/26/2030	6,755,010	6,666,062	6,755,010
									$28,566,167	$28,886,730
Health Care Equipment & Supplies
The InterMed Group	(g)	Sr. Secured First Lien	S+	6.50%	11.09%	10/10/2024	12/24/2029	6,105,428	6,043,858	6,035,509
USMed-Equip	(g)	Sr. Secured First Lien	S+	5.75%	10.49%	10/10/2024	11/24/2026	25,338,498	25,199,949	25,338,498
									$31,243,807	$31,374,007
Health Care Providers & Services
MDpanel		Sr. Secured First Lien	S+	6.50%	10.88%	10/10/2024	8/2/2029	5,912,278	5,912,278	5,912,278
OrthoNebraska		Sr. Secured First Lien	S+	6.50%	10.93%	10/10/2024	7/31/2028	4,819,707	4,819,707	4,819,707
Shearwater Health		Sr. Secured First Lien	S+	5.00%	9.48%	10/10/2024	9/30/2025	10,451,742	10,451,742	10,451,742
Summit Spine		Sr. Secured First Lien	S+	5.00%	9.46%	10/10/2024	6/2/2027	17,719,496	17,719,496	17,719,496
									$38,903,223	$38,903,223
Hotels, Restaurants & Leisure
Taymax		Sr. Secured First Lien	S+	5.33% - 6.00%	9.87%	10/10/2024	7/31/2026	14,560,937	14,560,937	14,560,937
Taymax		Delayed Draw Term Loan	S+	5.33% - 6.00%	9.87%	10/10/2024	7/31/2026	8,101,218	8,101,218	8,101,218
									$22,662,155	$22,662,155
Insurance
SIAA (Alliance Holdings)		Sr. Secured First Lien	S+	6.25% - 6.75%	10.74%	10/10/2024	4/28/2028	18,224,599	18,224,599	18,224,599
SIAA (Alliance Holdings)		Delayed Draw Term Loan	S+	6.25% - 6.75%	10.74%	10/10/2024	4/28/2028	6,975,414	6,975,414	6,975,414
									$25,200,013	$25,200,013

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
Internet Software & Services
Power Digital		Sr. Secured First Lien	S+	5.75%	10.34%	10/10/2024	3/10/2028	11,269,968	11,269,968	11,269,968
Power Digital		Delayed Draw Term Loan	S+	5.75%	10.34%	10/10/2024	3/10/2028	647,094	647,094	647,094
									$11,917,062	$11,917,062
IT Services
Allyant	(g) (i)	Sr. Secured First Lien	S+	5.50%	10.00%	10/10/2024	10/30/2026	22,982,482	22,938,897	22,982,482
Goldensource		Sr. Secured First Lien	S+	5.25%	9.92%	10/10/2024	5/12/2028	8,214,836	8,214,836	8,214,836
Lighthouse		Sr. Secured First Lien	S+	5.00%	9.48%	10/10/2024	4/30/2027	21,576,210	21,576,210	21,576,210
									$52,729,943	$52,773,528
Professional Services
Foundation Source		Sr. Secured First Lien	S+	5.00%	9.33%	10/10/2024	9/6/2030	13,605,567	13,605,567	13,605,567
Magna Legal Services		Sr. Secured First Lien	S+	5.00%	9.46%	10/10/2024	11/22/2029	13,880,146	13,880,146	13,880,146
Magna Legal Services		Delayed Draw Term Loan	S+	5.00%	9.46%	10/10/2024	11/22/2029	3,885,716	3,885,716	3,885,716
									$31,371,429	$31,371,429
Software
AIA Contract Documents		Sr. Secured First Lien	S+	5.25%	9.94%	10/10/2024	10/30/2026	19,454,772	19,454,772	19,454,772
Tribute Technology	(g)	Sr. Secured First Lien	S+	5.50% - 6.50%	10.66%	10/10/2024	10/30/2028	15,171,291	15,169,353	15,171,291
Tribute Technology	(g)	Delayed Draw Term Loan	S+	5.50% - 6.50%	10.66%	10/10/2024	10/30/2028	3,400,631	3,400,188	3,400,631
Unison Global		Sr. Secured First Lien	S+	5.00%	9.37%	10/10/2024	9/19/2028	14,926,422	14,926,422	14,926,422
									$52,950,735	$52,953,116
Trading Companies & Distributors
Industrial Service Group		Sr. Secured First Lien	S+	5.75%	10.34%	10/10/2024	12/7/2028	7,067,565	$7,067,565	$7,067,565
Industrial Service Group		Delayed Draw Term Loan	S+	5.75%	10.34%	10/10/2024	12/7/2028	3,679,859	3,679,859	3,679,859
National Trench Safety	(g)	Sr. Secured First Lien	S+	5.50%	9.93%	10/10/2024	12/3/2026	18,870,503	18,695,283	18,750,673
									$29,442,707	$29,498,097
						Total APCF SPV I, LLC			$543,381,889	$544,216,451

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS
Commercial Services & Supplies
Russell Landscape Group	(g) (h)	Delayed Draw Term Loan	S+	5.50%	9.95%	10/10/2024	4/11/2030	1,317,465	$1,301,916	$1,317,465
Russell Landscape Group	(g) (h)	Revolving Credit Facility	S+	5.50%	9.95%	10/10/2024	4/11/2030	213,940	208,627	213,940
ScentAir		Revolving Credit Facility	S+	5.25%	10.34%	10/10/2024	1/26/2026	1,565,413	1,565,413	1,565,413
									$3,075,956	$3,096,818
Construction & Engineering
A1 Garage Door Service	(h)	Delayed Draw Term Loan	S+	4.75%	9.11%	10/10/2024	12/22/2028	1,661,041	1,661,041	1,661,041
Cumming Group	(g) (h)	Delayed Draw Term Loan	S+	5.25%	9.50%	10/10/2024	11/16/2027	3,016,610	3,011,195	3,016,610
Cumming Group	(h)	Revolving Credit Facility	S+	5.25%	9.50%	10/10/2024	11/16/2027	314,944	314,944	314,944
									$4,987,180	$4,992,595
Containers & Packaging
Novvia Group	(h)	Revolving Credit Facility	S+	6.00%	10.46%	10/10/2024	12/23/2026	1,653,771	1,653,771	1,653,771
									$1,653,771	$1,653,771
Diversified Consumer Services
Heritage Partners	(g) (h)	Revolving Credit Facility	S+	5.75%	10.26%	10/10/2024	12/22/2026	2,446,670	2,419,208	2,408,868
Ned Stevens	(h)	Delayed Draw Term Loan	S+	5.50% - 6.50%	10.84%	10/10/2024	11/1/2029	2,498,591	2,498,591	2,498,591
RotoCo	(g) (h)	Revolving Credit Facility	S+	5.50%	9.96%	10/10/2024	6/30/2028	1,298,713	1,295,086	1,235,792
SavATree		Sr. Secured First Lien	S+	5.00%	9.33%	10/10/2024	6/6/2031	868,692	868,692	868,692
SavATree	(h)	Delayed Draw Term Loan	S+	5.00%	9.33%	10/10/2024	6/6/2031	476,266	476,266	476,266
SavATree	(g) (h)	Revolving Credit Facility	S+	5.00%	9.33%	10/10/2024	6/6/2031	119,577	118,292	119,577
									$7,676,135	$7,607,786
Financial Services
Cherry Bekaert	(g) (h)	Delayed Draw Term Loan	S+	5.25%	9.61%	10/10/2024	6/30/2028	6,229,357	6,225,259	6,229,357
Prime Pensions	(g) (h)	Delayed Draw Term Loan	S+	5.25%	9.76%	10/10/2024	2/26/2030	647,570	639,137	647,570
									$6,864,396	$6,876,927
Health Care Equipment & Supplies
The InterMed Group	(g)	Revolving Credit Facility	S+	6.50%	11.09%	10/10/2024	12/22/2028	1,770,973	1,761,531	1,750,691
USMed-Equip	(g) (h)	Revolving Credit Facility	S+	5.75%	10.49%	10/10/2024	11/24/2026	1,541,450	1,533,376	1,541,450
									$3,294,907	$3,292,141

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) €	Footnote Reference	Investment Type	Index	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
Health Care Providers & Services
Hilco Vision	(g)	Sr. Secured First Lien	S+	6.00% (3.00% Cash + 3.00% PIK)	10.50%	10/10/2024	9/6/2025	13,580,859	6,847,245	5,117,977
MDpanel	(h)	Delayed Draw Term Loan	S+	6.50%	10.88%	10/10/2024	8/2/2029	603,724	603,724	603,724
Summit Spine		Revolving Credit Facility	S+	5.00%	9.46%	10/10/2024	6/2/2027	2,481,375	2,481,375	2,481,375
									$9,932,344	$8,203,076
Hotels, Restaurants & Leisure
Taymax	(g) (h)	Revolving Credit Facility	S+	5.33% - 6.00%	9.87%	10/10/2024	7/31/2026	1,246,284	1,044,215	1,022,672
									$1,044,215	$1,022,672
Internet Software & Services
Power Digital	(h)	Revolving Credit Facility	S+	5.75%	10.34%	10/10/2024	3/10/2028	655,469	655,469	655,469
									$655,469	$655,469
IT Services
Goldensource	(h)	Revolving Credit Facility	S+	5.25%	9.92%	10/10/2024	5/12/2028	838,258	838,258	838,258
									$838,258	$838,258
Professional Services
Dwellworks	(g)	Sr. Secured First Lien	S+	6.50%	10.98%	10/10/2024	3/31/2027	10,438,717	7,380,215	10,438,717
Dwellworks (Tranche B-1)	(g)	Sr. Secured First Lien	Fixed -18.00%	(Cash 9.00%, PIK 9.00%)	10.98%	10/10/2024	3/31/2027	5,568,956	3,973,959	287,327
Foundation Source	(h)	Delayed Draw Term Loan	S+	5.00%	9.33%	10/10/2024	9/6/2030	2,925,025	2,915,475	2,925,025
									$14,269,649	$13,651,069
Software
Tribute Technology	(g) (h)	Revolving Credit Facility	S+	5.50% - 6.50%	10.66%	10/10/2024	10/30/2028	848,464	848,409	848,464
Unison Global	(h)	Delayed Draw Term Loan	S+	5.00%	9.37%	10/10/2024	9/19/2028	613,854	613,854	613,854
									$1,462,263	$1,462,318
Trading Companies & Distributors
Industrial Service Group	(h)	Revolving Credit Facility	S+	5.75%	10.34%	10/10/2024	12/7/2028	1,298,124	1,298,124	1,298,124
National Trench Safety	(g) (h)	Revolving Credit Facility	S+	5.50%	9.93%	10/10/2024	12/3/2026	1,519,317	1,504,071	1,509,670
									$2,802,195	$2,807,794

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment

Audax Private Credit Subsidiary, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (j) (continued)
Aerospace & Defense
Blue Raven Solutions		Class A Units						1,374,300	$—	$—
									$—	$—
Commercial Services & Supplies
ScentAir		Class A Units						858,937	806,166	814,332
									$806,166	$814,332
Construction & Engineering
A1 Garage Door Service		Class A Common Units						781	1,368,519	1,654,183
									$1,368,519	$1,654,183
Consumer Staples Distribution & Retail
Avita Pharmacy		Class A Common Units						1,273,295	471,761	1,032,709
Avita Pharmacy		Preferred Units						1,187,627	1,705,127	1,791,450
Avita Pharmacy		Junior Preferred Units						22,654	27,131	28,236
									$2,204,019	$2,852,395
Diversified Consumer Services
Ned Stevens		Class A Capital Units						1,737	1,902,090	1,878,708
									$1,902,090	$1,878,708
Energy Equipment & Services
Allied Power Group		Class A Units						400,281	400,281	516,362
									$400,281	$516,362
Food Products
Florida Food Products		Common Units						1,536,658	1,530,282	1,257,386
									$1,530,282	$1,257,386

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Investment Type	Index	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (j) (continued)
Health Care Equipment & Supplies
The InterMed Group	Class A Preferred Units						5,699	291,352	240,544
USMed-Equip	Common Units						13,738	1,010,898	1,208,102
								$1,302,250	$1,448,646
Health Care Providers & Services
Hilco Vision	Preferred Units						515,362	—	—
Hilco Vision	Senior Preferred Units						50,706	—	—
MDpanel	Class A Units						764,074	735,554	721,055
Shearwater Health	Class A Common Stock						687	2,072,203	2,105,085
Summit Spine	Class A Units						1,488,825	3,232,016	4,420,005
								$8,243,792	$10,098,540
Insurance
SIAA (Alliance Holdings)	Common Units						7,635	1,162,945	1,203,878

								$1,162,945	$1,203,878
Internet Software & Services
Power Digital	Class L Common Units						81,934	852,220	924,955

								$852,220	$924,955
IT Services
Allyant	Common Shares						5	1,533,996	1,253,627
Goldensource	Class A Membership Interests						327,445	441,589	723,460
Lighthouse	LP Interests						3,519	7,450,164	9,280,900
Voyatek	Class C LP Units						1,337	404,003	399,645

								$9,829,752	$11,657,632

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Investment Type	Index	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (j) (continued)
Professional Services
Dwellworks	Preferred Units						984,915	—	—
Foundation Source	Class A Common						1,718	1,896	2,158
Foundation Source	Class B Common						1,716,159	1,896,144	2,156,311
								$1,898,040	$2,158,469
Software
PracticeTek	LP Interests						1,441,373	1,796,905	1,922,662
Tribute Technology	Class A-1 Units						1,570	1,241,560	1,156,272
								$3,038,465	$3,078,934
Trading Companies & Distributors
National Trench Safety	Common Units						7,161	642,983	542,945
								$642,983	$542,945
				Total Audax Private Credit Subsidiary, LLC				$91,534,523	$93,395,664
Commercial Services & Supplies
Russell Landscape Group	Class A Units						5,528	$552,762	$500,870
								$552,762	$500,870
Containers & Packaging
Novvia Group	Common Units						28,290	650,105	635,716
								$650,105	$635,716
Diversified Consumer Services
Heritage Partners	Series A Units						695,947	357,387	341,915
Kalkomey	Class A Units						116,815	1,168,155	1,174,726
								$1,525,542	$1,516,641

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Investment Type	Index	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF Equity, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (j) (continued)
Entertainment
Backstage	Class A-3 Units						5,801	406,596	2,193,342
								$406,596	$2,193,342
Financial Services
Cherry Bekaert	Class A Units						618,019	$1,089,101	$1,418,624
Prime Pensions	LP Interests						668,564	666,607	593,859
								$1,755,708	$2,012,483
Health Care Providers & Services
OrthoNebraska	LP Interests						34,285	436,908	451,417
								$436,908	$451,417
Hotels, Restaurants & Leisure
Taymax	Class A Units						12,729	$2,543,230	$2,637,034
								$2,543,230	$2,637,034
Professional Services
Magna Legal Services	Class A Units						14,607	1,577,591	1,803,485
								$1,577,591	$1,803,485
Software
AIA Contract Documents	Common Units						419,925	607,884	611,544
								$607,884	$611,544
Trading Companies & Distributors
Industrial Service Group	Class A Units						622	1,058,917	1,000,119
								$1,058,917	$1,000,119

					Total APCF Equity, LLC			$11,115,243	$13,362,651

					Total Portfolio Investments			$646,031,655	$650,974,766

(a)
All securities represent investments in companies based in the United States of America, unless otherwise noted. All of these investments are subject to restrictions as to their resale or transfer.
(b)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Fund owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024, all of the Fund’s investments were non-controlled, non-affiliated.
(c)
All investments are exempt from registration under the Securities Act, and may be deemed to be “restricted securities” under the Securities Act.
(d)
Unless indicated otherwise, all investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(e)
At December 31, 2024, there is no difference between the book and tax cost of investments and unrealized values.
(f)
Investments within APCF SPV I, LLC are pledged as collateral to the Leverage Facility. Refer to Note 8 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
(g)
Includes a portion of original issue discount and payment-in-kind, where applicable. The interest rate shown was the current rate as of December 31, 2024 and changes periodically.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

(h)
Position or portion thereof is an unfunded loan commitment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. Refer to Note 8 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
(i)
The company headquarters for Allyant is located in Canada.
(j)
Equity investments are non-income producing.
(k)
The following shows the composition of the Fund’s portfolio at fair value by investment type and industry as of December 31, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Industry	Sr. Secured First Lien	% of NAV
Aerospace & Defense	$10,892,417	3.2%
Capital Markets	25,086,848	7.4%
Commercial Services & Supplies	18,993,907	5.6%
Construction & Engineering	38,770,279	11.4%
Consumer Staples Distribution & Retail	25,270,484	7.4%
Containers & Packaging	27,436,292	8.1%
Diversified Consumer Services	82,408,793	24.2%
Energy Equipment & Services	7,169,041	2.1%
Financial Services	35,763,657	10.5%
Health Care Equipment & Supplies	34,666,148	10.2%
Health Care Providers & Services	47,106,299	13.8%
Hotels, Restaurants & Leisure	23,684,827	7.0%
Insurance	25,200,013	7.4%
Internet Software & Services	12,572,531	3.7%
IT Services	53,611,786	15.8%
Professional Services	45,022,498	13.2%
Software	54,415,434	16.0%
Trading Companies & Distributors	32,305,891	9.5%
Total	$600,377,145	176.4%

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Industry	Common and Preferred Equity	% of NAV
Commercial Services & Supplies	$1,315,202	0.4%
Construction & Engineering	1,654,183	0.5%
Consumer Staples Distribution & Retail	5,253,373	1.5%
Containers & Packaging	635,716	0.2%
Diversified Consumer Services	3,395,349	1.0%
Energy Equipment & Services	516,362	0.2%
Entertainment	2,193,342	0.6%
Financial Services	2,012,483	0.6%
Food Products	1,257,386	0.4%
Health Care Equipment & Supplies	1,448,646	0.4%
Health Care Providers & Services	5,296,584	1.6%
Hotels, Restaurants & Leisure	2,637,034	0.8%
Insurance	1,203,878	0.3%
Internet Software & Services	924,955	0.3%
IT Services	11,657,632	3.4%
Professional Services	3,961,954	1.2%
Software	3,690,478	1.1%
Trading Companies & Distributors	1,543,064	0.4%
Total	$50,597,621	14.9%

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements

June 30, 2025

(unaudited)

Note 1. Organization

Audax Private Credit Fund, LLC (formerly Audax Private Credit Fund, LP) (the “Fund”) is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Fund intends to elect to be treated as a regulated investment company (“RIC”) as defined under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the "Code") and expects to qualify as a RIC annually thereafter.

Prior to converting to a Delaware limited liability company on April 10, 2025 (the “Conversion”) and electing to be regulated as a BDC on April 23, 2025 (the “Conversion Effective Date”), the Fund operated as Audax Private Credit Fund, LP, a Delaware limited partnership originally organized on July 23, 2024 (the “Partnership”). The Partnership commenced operations on October 10, 2024, the effective closing date of the Master Transaction Agreement (the “MTA”) between the Partnership and affiliated funds.

The Fund’s investment objective is to generate current income and, to a lesser extent, capital appreciation. The Fund intends to invest primarily in senior secured first lien loans, with minority exposure to second lien loans, subordinated or mezzanine loans, and equity and equity-like investments, such as equity and/or warrant kickers, in privately owned U.S. middle market companies.

Audax PDB Management Company, LLC (the “Adviser”) is the investment adviser of the Fund. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. Prior to the Conversion on April 10, 2025, Audax Management Company (NY), LLC was the investment adviser of the Partnership.

Note 2. Significant Accounting Policies

Basis of Presentation

As an investment company, the accompanying consolidated financial statements of the Fund are prepared in accordance with the investment company accounting and reporting guidance of ASC Topic 946, “Financial Services — Investment Companies” as amended (“ASC Topic 946”), which incorporates the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X, as well as generally accepted accounting principles in the United States of America (“GAAP”).

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management of the Fund, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair presentation of financial statements for the interim period included herein. the current period's results of operations are not necessarily indicative of the operating results to be expected for future periods. The accounting records of the Fund are maintained in U.S. dollars.

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Fund’s financial position or the result of the operations as previously reported.

Consolidation

As provided under Regulation S-X and ASC Topic 946, the Fund will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund. Accordingly, the Fund consolidated the results of the Fund’s wholly-owned subsidiaries.

As of June 30, 2025 and December 31, 2024, APCF SPV I, LLC (the “SPV”), Audax Private Credit Subsidiary, LLC, and APCF Equity, LLC, Delaware limited liability companies (the “Subsidiaries”), are wholly owned subsidiaries of the Fund that are consolidated. All intercompany balances and transactions have been eliminated in consolidation. The SPV is the borrower under the Fund’s Leverage Facility as discussed in Note 8 — Commitments and Contingencies.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2025

(unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management of the Fund to make estimates and assumptions that affect reported amounts and disclosure in the consolidated financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ and these differences could be material.

Cash and Cash Equivalents

Cash is stated at cost and cash equivalents are stated at fair value. The Fund considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at June 30, 2025 and December 31, 2024. The cash was not subject to any restrictions on withdrawal.

Expenses

The Fund is responsible for investment expenses, legal expenses, auditing fees and other expenses related to the Fund’s operations. Such fees and expenses, including expenses initially incurred by the Adviser, may be reimbursed by the Fund.

Investment Valuation Policy

The Fund’s assets and liabilities will be valued in accordance with the valuation policies and procedures of the Fund and the Adviser, as may be amended from time to time. Such valuations will be made in accordance with Rule 2a-5 under the Investment Company Act, the SEC rule governing the valuation of a BDC’s portfolio investments, and GAAP. The Board of Directors (the “Board”) has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the Investment Company Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Fund’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Fund’s Board. Even though the Board designated the Adviser as its “valuation designee,” the Board’s audit committee continues to be responsible for overseeing the processes for determining fair valuation.

When market prices are readily available, the Adviser shall value the Fund’s investments at the current market price. Where it is possible to obtain independent third party market quotes for securities, the Adviser will use these quotes to obtain a value for those securities.

The Fund’s investments are expected to include loans and other instruments that do not have readily ascertainable market prices. Assets that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Adviser. The Adviser will determine fair value for those investments through a valuation process that will be conducted at the end of each fiscal quarter by the valuation committees of our Adviser with the assistance of the Adviser’s investment and management personnel, finance and compliance teams, third-party valuation agents, and guidance from outside counsel, and reviewed by the audit committee of our Board.

The Adviser will utilize the following multi-step process each quarter in determining fair value for the Fund’s investments for which market quotations are not readily available:

•
First, the Adviser’s investment professionals responsible for the portfolio investment and other senior members of the Adviser’s investment and management team, with oversight from the Adviser’s finance team, will make initial valuations of each investment;
•
Second, the Adviser’s investment professionals and management team, with oversight by the Adviser’s finance and compliance team, will document the preliminary valuation conclusions and oversee sample testing of valuations with third-party valuation agents;
•
Third, the preliminary valuation conclusions will be presented to the Adviser’s valuation committees as relevant, for consideration;
•
Fourth, the Adviser’s valuation committees will discuss the recommended valuations and determine, in good faith, the fair value of each investment;
•
Fifth, the valuation determinations of the Adviser’s valuation committees will be presented to the Adviser and then shared with the Fund’s chief executive officer and chief financial officer; and

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2025

(unaudited)

•
Sixth, the Adviser will provide certain quarterly and annual reports to the Board.

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Fund’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Fund will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Fund will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2025, the Fund had 1 investment on non-accrual, which represented 1.68% and 1.25% of the Fund's cost and fair market value, respectively. As of December 31, 2024, the Fund had no investments on non-accrual.

The Fund may hold loans in the portfolio that contain OID and payment-in-kind (“PIK”) provisions. The Fund recognizes OID for loans originally issued at a discount as income over the life of the obligation based on an effective yield method. PIK interest, computed at the contractual rate specified in a loan agreement, is added to the principal balance of a loan and recorded as income over the life of the obligation. Therefore, the actual collection of PIK income may be deferred until the time of debt principal repayment.

As of June 30, 2025, the Fund held 2 investments that had a PIK interest component. As of December 31, 2024, the Fund held 3 investments that had a PIK interest component. For the three and six months ended June 30, 2025, the Fund accrued PIK income in the amount of $451,457 and $1,094,725, respectively.

As of June 30, 2025 and December 31, 2024, the Fund held $34,729,147 and $31,592,264 cash and cash equivalents. For the three and six months ended June 30, 2025, the Fund did not earn interest income related to cash.

Realized gain (loss) and net change in unrealized appreciation (depreciation)

Investment transactions are accounted for on the trade date. Gain or loss on the sale of investments is calculated using the specific identification method. The Fund measures realized gain or loss by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when a gain or loss is realized.

Foreign Currency

The accounting records of the Fund are maintained in U.S. dollars. Investment securities and other assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the prevailing rates of exchange at year end. Purchases and sales of securities, income receipts and expense payments are translated into U.S. dollars at the prevailing exchange rate on the respective dates of the transactions. The portion of both realized and unrealized gains and losses on investments that results from the fluctuations in foreign currency exchange rates are separately disclosed in the accompanying Consolidated Statements of Operations, when applicable.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with borrowings. These amounts are amortized over the contractual term of the Leverage Facility as discussed in Note 8 — Commitments and Contingencies.

New Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Fund is currently assessing the impact of this guidance.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2025

(unaudited)

Note 3. Investments

Fair Value

The Fund follows guidance in ASC 820, Fair Value Measurement (“ASC 820”), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund. Unobservable inputs reflect the Fund’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.

In accordance with ASC 820, these inputs are summarized into the following hierarchy:

•
Level 1: Quoted prices in available active markets for identical financial instruments that the Adviser has the ability to access at the measurement date.
•
Level 2: Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•
Level 3: Inputs that are unobservable and significant to the overall fair value measurement for the asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

This includes investment securities that are valued using “bid” and “ask” prices obtained from independent third party pricing services or directly from brokers (described in further detail below). Classifying securities as Level 3 is based on reviewing ASC 820-10-35 (formerly FSP No. 157-3, issued on October 10, 2008). As quotes received from independent third party pricing services or directly from brokers are generally indicative and not binding, and may also not be based on actual transactions, these inputs typically do not qualify as Level 2 inputs and therefore, in most cases, will be considered Level 3 inputs.

Under ASC 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset, which may be a hypothetical market, and excludes transaction costs. The principal market for any asset is the market with the greatest volume and level of activity for such asset in which the reporting entity would or could sell or transfer the asset. In determining the principal market for an asset or liability under ASC 820, it is assumed that the reporting entity has access to such market as of the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable and willing and able to transact.

The Adviser determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly market is available for the market participants at the measurement date. When available, the Adviser bases the fair value of a large portion of the Fund’s investments on directly observable market prices or on market data derived from comparable assets. The Adviser’s valuation policy considers the fact that no ready market exists for many of the securities in which the Fund invests and that fair value for the Fund’s investments must be determined using unobservable inputs. The Adviser’s valuation policy is intended to provide a consistent basis for determining the fair value of the Fund’s portfolio.

Inputs used to measure the fair value of an investment reflect management’s best estimate of assumptions that would be used by market participants in pricing such investment in a hypothetical transaction. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Fund’s investments may differ from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Fund may ultimately realize upon the sale or liquidation of such investments.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2025

(unaudited)

As of June 30, 2025, $647,885,307 of the Fund’s investments were valued using unobservable inputs, and $25,492,968 were valued using observable inputs. During the six months ended June 30, 2025, there were no transfers into or out of Level 3.

As of December 31, 2024, $650,974,766 of the Fund’s investments were valued using unobservable inputs, and there were no investments valued using observable inputs.

The following tables present the Fund’s investments carried at fair value as of June 30, 2025 and December 31, 2024, by caption on the Funds’s accompanying Consolidated Statements of Assets and Liabilities and by security type.

	Fair Value of Assets as of June 30, 2025
Assets	Level 1	Level 2	Level 3	Total
Sr. Secured First Lien	$—	$24,969,598	$596,463,767	$621,433,365
Common and Preferred Equity	—	523,370	51,421,540	51,944,910
Total	$—	$25,492,968	$647,885,307	$673,378,275

	Fair Value of Assets as of December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
Sr. Secured First Lien	$—	$—	$600,377,145	$600,377,145
Common and Preferred Equity	—	—	50,597,621	50,597,621
Total	$—	$—	$650,974,766	$650,974,766

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Fund’s investments as of June 30, 2025.

June 30, 2025
	Fair Value	Valuation Approach	Unobservable Inputs (1)	Range	Weighted Average(3)
Sr. Secured First Lien	$528,209,196	Analysis of trend in leverage	Maturity Modified Market Yield(2)	5.34% - 13.12%	8.02%
Sr. Secured First Lien	40,033,609	Total Enterprise Value	EBITDA Multiple	5.00x - 9.50x	8.12x
Sr. Secured First Lien	28,220,962	Matrix Pricing	Senior Leverage	3.22x - 6.70x	5.44x
			Total Leverage	3.52x - 6.70x	5.76x
			Interest Leverage	1.40x - 2.14x	1.71x
			Debt Service Coverage	1.14x - 1.97x	1.38x
			TEV Coverage	1.45x - 5.70x	2.11x
			Liquidity	39.01% - 254.98%	144.95%
			Spread Comparison	450bps - 600bps	528bps
Common and Preferred Equity	51,421,540	Total Enterprise Value	EBITDA Multiple	9.00x - 24.03x	14.85x
	$647,885,307

(1)
For any portfolio company, the unobservable input “Liquidity” is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input “Spread Comparison” is a comparison of the spread over the referenced rate for each investment to the spread over the referenced rate for general leveraged loan transactions.
(2)
Maturity Modified Market Yield is calculated based on the Market Yield of the security relative to its actual coupon and maturity date. The Market Yield is modified 75 basis points for every 1x delta in actual leverage versus market leverage of that issuer.
(3)
Inputs are weighted based on the fair value of the investments included in the range.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2025

(unaudited)

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Fund’s investments as of December 31, 2024.

December 31, 2024
	Fair Value	Valuation Approach	Unobservable Input	Range	Weighted Average(2)
Sr. Secured First Lien	$584,533,124	Analysis of trend in leverage	Maturity Modified Market Yield(1)	5.28% - 11.67%	8.36%
Sr. Secured First Lien	15,844,021	Total Enterprise Value	EBITDA Multiple	7.00x - 9.50x	7.81x
Common and Preferred Equity	50,597,621	Market Comparables	EBITDA Multiple	8.00x - 21.25x	14.48x
	$650,974,766

(1)
Maturity Modified Market Yield is calculated based on the Market Yield of the security relative to its actual coupon and maturity date. The Market Yield is modified 75 basis points for every 1x delta in actual leverage versus market leverage of that issuer.
(2)
Inputs are weighted based on the fair value of the investments included in the range.

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in market yields, discounts rates, leverage, or EBITDA multiples, each in isolation, may change the fair value of certain of the Fund’s investments. Generally, an increase or decrease in market yields, discount rates or leverage or a decrease in EBITDA or EBITDA multiples may result in a corresponding decrease or increase, respectively, in the fair value of certain of the Fund’s investments.

The following table provides the changes in fair value, broken out by security type, during the six months ended June 30, 2025 for all investments for which the Fund determines fair value using unobservable (Level 3) factors.

Six Months Ended June 30, 2025	Sr. Secured First Lien	Common and Preferred Equity	Total
Fair Value as of December 31, 2024	$600,377,145	$50,597,621	$650,974,766
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Transfers between investment types	(1,988,337)	1,988,337	—
Total Gains:
Net realized (loss) gain (a)	25,426	861,781	887,207
Net unrealized (depreciation) appreciation(b)	(10,285,267)	2,159,358	(8,125,909)
New investments, repayments and settlements:(c)
Purchase of investments	75,496,115	140,482	75,636,597
Borrowings on revolving credit facilities	22,184,428	—	22,184,428
Proceeds from disposition and repayments of investments	(64,386,696)	(4,326,039)	(68,712,735)
Repayments on revolving credit facilities	(26,306,308)	—	(26,306,308)
Net amortization of premiums, PIK, discounts and fees	1,347,261	—	1,347,261
Fair Value as of June 30, 2025	$596,463,767	$51,421,540	$647,885,307

(a)
Included in net realized gain on the accompanying Consolidated Statements of Operations for the six months ended June 30, 2025.
(b)
Included in net change in unrealized depreciation on the accompanying Consolidated Statements of Operations for the six months ended June 30, 2025.
(c)
Included increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the cost basis of investments resulting from principal repayments or sales, amortization of premiums and acquisition costs and other cost-basis adjustments.

There were no level 3 transfers during the six months ended June 30, 2025.

As reflected on the Consolidated Statements of Operations, the change in unrealized value attributable to investments still held at June 30, 2025 was $(6,931,954).

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2025

(unaudited)

The following table provides the changes in fair value, broken out by security type, during the three months ended June 30, 2025 for all investments for which the Fund determines fair value using unobservable (Level 3) factors.

Three Months Ended June 30, 2025	Sr. Secured First Lien	Common and Preferred Equity	Total
Fair Value as of March 31, 2025	$549,609,804	$48,608,568	$598,218,372
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Transfers between investment types	(1,988,337)	1,988,337	—
Total Gains:
Net realized (loss) gain (a)	30,712	—	30,712
Net unrealized (depreciation) appreciation(b)	(5,164,253)	784,035	(4,380,218)
New investments, repayments and settlements:(c)
Purchase of investments	62,399,339	40,600	62,439,939
Borrowings on revolving credit facilities	9,521,517	—	9,521,517
Proceeds from disposition and repayments of investments	(8,236,064)	—	(8,236,064)
Repayments on revolving credit facilities	(10,309,606)	—	(10,309,606)
Net amortization of premiums, PIK, discounts and fees	600,655	—	600,655
Fair Value as of June 30, 2025	$596,463,767	$51,421,540	$647,885,307

(a)
Included in net realized gain on the accompanying Consolidated Statements of Operations for the three months ended June 30, 2025.
(b)
Included in net change in unrealized depreciation on the accompanying Consolidated Statements of Operations for the three months ended June 30, 2025.
(c)
Included increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the cost basis of investments resulting from principal repayments or sales, amortization of premiums and acquisition costs and other cost-basis adjustments.

There were no level 3 transfers during the three months ended June 30, 2025.

Investment Activities

As of June 30, 2025, the Fund held a total of 58 investments with an aggregate fair value of $673,378,275. During the six months ended June 30, 2025, the Fund invested in 16 new investments for a combined cost of $91,029,616 and in existing investments for a combined cost of $32,282,134. The Fund received $90,700,504 in repayments from investments and $4,326,039 from investments sold during the six months ended June 30, 2025.

As of December 31, 2024, the Fund held a total of 43 investments with an aggregate fair value of $650,974,766. During the period ending December 31, 2024, the Fund invested in 44 new investments for a combined cost of $676,324,104. The Fund also received $1,368,230 in repayments from investments and $28,561,924 from investments sold during the period ended December 31, 2024.

Investment Concentrations

As of June 30, 2025, the Fund’s investment portfolio consisted of investments in 58 companies located in 24 states across 26 different industries, with an aggregate fair value of $673,378,275. The five largest investments at fair value as of June 30, 2025 totaled $140,321,122, or 20.8% of the Fund’s total investment portfolio as of such date. As of June 30, 2025, the Fund’s average investment was $11,664,743 at cost. As of December 31, 2024, the Fund’s investment portfolio consisted of investments in 43 companies located in 23 states across 19 different industries, with an aggregate fair value of $650,974,766. The five largest investments at fair value as of December 31, 2024 totaled $141,738,443, or 21.8% of the Fund’s total investment portfolio as of such date. As of December 31, 2024, the Fund’s average investment was $15,023,992 at cost.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2025

(unaudited)

The following table outlines the Fund’s investments by security type as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Sr. Secured First Lien	$633,274,154	93.60%	$621,433,365	92.29%
Total Sr. Secured First Lien	633,274,154	93.60%	621,433,365	92.29%
Common and Preferred Equity	43,280,960	6.40%	51,944,910	7.71%
Total Common and Preferred Equity	43,280,960	6.40%	51,944,910	7.71%
Total Investments	$676,555,114	100.00%	$673,378,275	100.00%

	December 31, 2024
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Sr. Secured First Lien	$601,938,627	93.17%	$600,377,145	92.23%
Total Sr. Secured First Lien	601,938,627	93.17%	600,377,145	92.23%
Common and Preferred Equity	44,093,028	6.83%	50,597,621	7.77%
Total Common and Preferred Equity	44,093,028	6.83%	50,597,621	7.77%
Total Investments	$646,031,655	100.00%	$650,974,766	100.00%

Investments at fair value were included in the following geographic regions of the United States as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$191,794,025	28.5%	$184,011,379	28.3%
Southwest	82,920,470	12.3%	82,956,224	12.8%
Southeast	123,288,982	18.3%	149,899,881	23.0%
Midwest	85,554,438	12.7%	64,948,603	10.0%
West	68,529,662	10.2%	63,940,988	9.8%
East	59,884,273	8.9%	50,124,473	7.7%
Northwest	37,536,466	5.6%	30,857,110	4.7%
Canada(1)	23,869,959	3.5%	24,236,108	3.7%
Total Investments	$673,378,275	100.0%	$650,974,766	100.0%
(1)
The company headquarters for Allyant is located in Canada.

The geographic region indicates the location of the headquarters of the Fund’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2025

(unaudited)

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Fund’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2025:

For the Fiscal Years Ending December 31	Amount
2025	$—
2026	133,671,669
2027	65,135,209
2028	145,736,526
2029	103,447,288
Thereafter	194,373,960
Total contractual repayments	$642,364,652
Adjustment to cost basis on debt investments (a)	(9,090,498)
Total Cost Basis of Debt Investments Held at June 30, 2025:	$633,274,154

(a)
Adjustments to cost basis related to unamortized balance of market discount on investments.

The following table summarizes the contractual principal repayments and maturity of the Fund’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2024:

For the Fiscal Years Ending December 31	Amount
2025	$49,303,085
2026	185,931,107
2027	84,383,146
2028	141,059,486
Thereafter	154,957,586
Total contractual repayments	$615,634,410
Adjustment to cost basis on debt investments (a)	(13,695,783)
Total Cost Basis of Debt Investments Held at December 31, 2024	$601,938,627

(a)
Adjustments to cost basis related to unamortized balance of market discount on investments.

Note 4. Related Party Transactions

Investment Advisory Agreement

Effective April 10, 2025, the Fund has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser. In accordance with the Investment Advisory Agreement, commencing on April 23, 2025 (the date on which the Fund elected to be regulated as a BDC), the Fund pays the Adviser certain fees as compensation for its services, such fees consisting of a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). The services the Adviser provides to the Fund, subject to the overall supervision of the Board, include managing the day-to-day operations of, and providing investment services to, the Fund.

Management Fee

The Management Fee is calculated at an annual rate of 1.25% of net assets as of the beginning of the first business day of the month, payable monthly in arrears. For the first calendar month in which the Fund has operations, net assets will be measured as the beginning net assets as of the date of Conversion.

For the three and six months ended June 30, 2025, the Fund recorded Management Fees of $1,064,102 and $2,133,068, respectively, and waivers to the Management Fees of $59,390 and $973,233, respectively, as set forth within the accompanying Consolidated Statements of Operations.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2025

(unaudited)

Incentive Fee

The Incentive Fee has two components that are independent of each other, with the results of one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of the Fund’s income and a portion is based on a percentage of the Fund’s capital gains, each as described below.

(i) Incentive Fee on Pre-Incentive Fee Net Investment Income. The portion based on the Fund’s income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Fund’s net assets at the end of the immediate preceding quarter from interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Fund receives from portfolio companies) accrued during the calendar quarter, minus the Fund’s operating expenses accrued for the quarter (including the Management Fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and distributions paid on any issued and outstanding preferred shares, but excluding the Incentive Fee and any distribution or shareholder servicing fees).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that the Fund has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Fund’s net assets at the end of the immediate preceding quarter, is compared to a hurdle of 1.5% per quarter (6.0% annualized) (the “Hurdle Rate”).

The Fund will pay the Adviser an incentive fee quarterly in arrears with respect to the Fund’s Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•
no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Fund’s Pre-Incentive Fee Net Investment Income Returns do not exceed the Hurdle Rate of 1.5%;
•
100% of the dollar amount of the Fund’s Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the Hurdle Rate but is less than a rate of return of 1.7143% (6.8571% annualized). This is referred to as Pre-Incentive Fee Net Investment Income Returns (which exceed the Hurdle Rate but are less than 1.7143%) that constitute the “catch-up”; and
•
12.5% of the dollar amount of the Fund’s Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.7143% (6.8571% annualized).

(ii) Incentive Fee on Capital Gains. The second component of the Incentive Fee (the “capital gains incentive fee”) is payable at the end of each calendar year in arrears.

The amount payable equals:

•
12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. The Fund will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Fund were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Investment Advisers Act, as amended, including Section 205 thereof.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

For both the three and six months ended June 30, 2025, the Fund recorded incentive fees related to net investment income of $817,305. No incentive fees related to capital gains were incurred during the three and six months ended June 30, 2025.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2025

(unaudited)

Administration Agreement and Administrative Fee

Effective April 10, 2025, the Fund has also entered into an administration agreement (the “Administration Agreement”) with Audax Management Company (NY), LLC (the “Administrator”) pursuant to which the Administrator provides administrative services to the Fund. Under the Administration Agreement, the Administrator performs, or oversees the performance of administrative services necessary for the operation of the Fund, which include being responsible for the financial records which the Fund is required to maintain and prepare reports filed with the SEC. In addition, the Administrator assists in determining and publishing the Fund’s net asset value, oversees the preparation and filing of the Fund’s tax returns and the printing and dissemination of reports to the Fund’s shareholders, and generally oversees the payment of the Fund’s expenses and the performance of administrative and professional services rendered to the Fund by others. The Fund reimburses the Administrator for its allocable portion of the costs and expenses incurred by the Administrator for overhead in performance by the Administrator of its duties under the Administration Agreement, including the cost of facilities, office equipment and the Fund’s allocable portion of cost of compensation and related expenses of its Chief Financial Officer and Chief Compliance Officer and their respective staffs, as well as any costs and expenses incurred by the Administrator relating to any administrative or operating services provided by the Administrator to the Fund. Such costs are reflected as an administrative fee in the accompanying Consolidated Statements of Operations.

The Fund has also entered into a fee waiver agreement with the Administrator, pursuant to which the Administrator may waive, in whole or in part, its entitlement to receive reimbursements from the Fund.

The Fund did not accrue any administrative fees related to the Administration Agreement for the three and six months ended June 30, 2025.

Prior to conversion to a BDC, the limited partners of the Partnership (the “Limited Partners”) were subject to a quarterly administration fee of 0.025% of the average aggregate asset value of the Partnership for administration services. The calculation for any period other than a full calendar year was adjusted on a pro-rata basis according to the actual number of days in such period. In accordance with the agreement of the Partnership, the Fund accrued administrative fees of $16,555 and $185,996, respectively, for the three and six months ended June 30, 2025, as set forth within the accompanying Consolidated Statements of Operations.

Expense Support and Conditional Reimbursement Agreement

The Fund has entered into an Expense Support and Conditional Reimbursement Agreement (the “Reimbursement Agreement”) with the Adviser, effective December 17th, 2024. The Fund and the Adviser have determined that it is appropriate and in the best interest of the Fund that the Adviser may elect to pay a portion of the Fund’s expenses from time to time, which the Fund will be obligated to reimburse to the Adviser at a later date if certain conditions are met.

At such times as the Adviser determines, the Adviser may elect to pay certain expenses of the Fund on the Fund’s behalf (each such payment, an “Expense Payment”). In making an Expense Payment, the Adviser will designate, as it deems necessary or advisable, what type of expense it is paying (including, whether it is paying organizational or offering expenses); provided that no portion of an Expense Payment will be used to pay any interest expense or distribution and/or servicing fees of the Fund.

Following any calendar month or quarter, as applicable, in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Fund’s shareholders based on distributions declared with respect to record dates occurring in such calendar month or quarter, as applicable (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Fund shall pay such Excess Operating Funds, or a portion thereof, as applicable, to the Adviser until such time as all Expense Payments made by the Adviser to the Fund within three years prior to the last business day of such calendar month or quarter, as applicable, have been reimbursed. Any payments required to be made by the Fund pursuant to the Reimbursement Agreement shall be referred to as a Reimbursement Payment. Available Operating Funds means the sum of (i) the Fund’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Fund’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Fund on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The amount of the Reimbursement Payment for any calendar month or quarter, as applicable, shall equal the lesser of (i) the Excess Operating Funds in such calendar month or quarter, as applicable, and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Fund within three years prior to the last business day of such calendar month or quarter, as applicable, that have

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2025

(unaudited)

not been previously reimbursed by the Fund to the Adviser; provided that the Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar month or quarter, as applicable, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Reimbursement Agreement.

Notwithstanding anything to the contrary in the Reimbursement Agreement, no Reimbursement Payment for any calendar month or quarter, as applicable, shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Fund at the time of such proposed Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Fund’s Operating Expense Ratio (as defined below) at the time of such proposed Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. For purposes of the Reimbursement Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing operating expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Fund’s average net assets over the applicable period.

The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar month or quarter, as applicable, except to the extent the Adviser has waived its right to receive such payment for the applicable month or quarter, as applicable. The Reimbursement Payment for any calendar month or quarter, as applicable, shall be paid by the Fund to the Adviser in any combination of cash or other immediately available funds as promptly as possible following such calendar month or quarter, as applicable, and in no event later than forty-five (45) days after the end of such calendar month or quarter, as applicable.

All Reimbursement Payments hereunder shall be deemed to relate to the earliest unreimbursed Expense Payments made by the Adviser to the Fund within three years prior to the last business day of the calendar month or quarter, as applicable, in which such Reimbursement Payment obligation is accrued. Refer to Note 8 — Commitments and Contingencies for the cumulative amount of expense support subject to potential reimbursement to the Adviser by the Fund.

Note 5. Net Increase in Net Assets Resulting from Operations Per Share

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Fund’s limited liability company interests, par value $0.001 per share (the “Shares”), for the period commencing April 10, 2025 (Conversion) through June 30, 2025:

For the period April 10, 2025 through June 30, 2025
Numerator for basic and diluted net increase in net assets resulting from operations per Share	$559,847
Denominator for basic and diluted weighted average Shares	9,177,822
Basic and diluted net increase in net assets resulting from operations per Share	$0.06

Note 6. Income Tax

Income Taxes

The Fund was formerly classified as a partnership for Federal income tax purposes. While the Fund was classified as a partnership no provisions for income taxes were recorded in the consolidated financial statements since the Fund was not subject to income tax. Tax obligations relating to the Fund’s activities were the responsibility of the Limited Partners.

Effective April 23, 2025, the Fund elected to be classified as a corporation for federal income tax purposes and the Fund intends to elect to be treated as a RIC under the Code as soon as reasonably practicable. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the consolidated financial statements of the Fund.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2025

(unaudited)

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. As of June 30, 2025 and December 31, 2024, the Fund did not have any unrecognized tax benefits in the consolidated financial statements; nor is the Fund aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

The Fund files a U.S. federal tax return, in addition to state and local tax returns as required. The Fund’s federal income tax returns are subject to examination by the Internal Revenue Service (IRS) for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.

To qualify for and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.

In addition, based on the excise tax distribution requirements, the Fund will be subject to a 4% nondeductible federal excise tax on undistributed income unless the Fund distributes in a timely manner in each taxable year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Fund that is subject to corporate income tax is considered to have been distributed.

As of June 30, 2025, the Fund’s consolidated subsidiary, APCF Equity, LLC is expected to have a deferred tax liability due to net unrealized gains. As a result, the Fund has a deferred tax liabilities of $818,338 as presented on the Consolidated Statements of Assets and Liabilities. As of June 30, 2025, there were no deferred tax assets related to APCF Equity, LLC. The deferred tax asset valuation allowance, if applicable, has been determined pursuant to the provisions of ASC Topic 740, including the Fund’s estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. During the three and six months ended June 30, 2025, no tax expenses and no interest and penalties were incurred.

Note 7. Equity

Effective April 10, 2025, the Fund has the authority to issue an unlimited number of Shares. A shareholder shall have no liability in excess of its obligation to pay the purchase price for its Shares. For the period April 10, 2025 through June 30, 2025, Share transaction activity is as follows:

	For the period April 10, 2025 through June 30, 2025
Shares Issuance Date	Number of Shares	Aggreagate Offering Proceeds
April 10, 2025 - initial conversion to unitized LLC	13,601,381	$340,034,511
June 12, 2025 - contributions during the period	1,385,809	35,000,000
Net increases	14,987,190	$375,034,511

The number of Shares issued and outstanding as of June 30, 2025 and December 31, 2024, were 14,987,190 and 0, respectively.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2025

(unaudited)

Investor Commitments

The following table summarizes the total capital commitments and unfunded capital commitments of Shares as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025		As of December 31, 2024
	Capital Commitments	Unfunded Capital Commitments (1)	Capital Commitments	Unfunded Capital Commitments
Shares	$575,676,768	$214,391,869	$373,737,374	$47,452,475
Total	$575,676,768	$214,391,869	$373,737,374	$47,452,475
(1)
Limited Partners that had uncalled capital prior to the Conversion may have their unfunded capital commitments called, alongside monthly subscriptions or intra-month, during the 12-months following the Conversion. As of June 30, 2025, the unfunded capital commitments that may be called from these partners totaled $214,391,869.

The following table details the activity of Shareholders’ Equity for the three months ended June 30, 2025:

Three Months Ended June 30, 2025	Partners' Capital	Shares at Par Value	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Shareholders' Equity
Balance as of March 31, 2025	$339,102,930	$—	$—	$—	$339,102,930
Conversion to unitized LLC	(340,034,511)	13,601	340,020,910	—	—
Net investment income	931,581	—	—	5,721,130	6,652,711
Net realized loss from investment transactions	—	—	—	29,803	29,803
Net change in unrealized depreciation on investments	—	—	—	(4,372,749)	(4,372,749)
Net change in deferred income tax	—	—	—	(818,338)	(818,338)
Issuance of Shares	—	1,386	34,998,614	—	35,000,000
Balance as of June 30, 2025	$—	$14,987	$375,019,524	$559,846	$375,594,357

Note 8. Commitments and Contingencies

Expense Support and Conditional Reimbursement

The Fund and the Adviser have entered into a Reimbursement Agreement. The Fund may be obligated to make a Reimbursement Payment to the Adviser for such expenses. As of June 30, 2025, the Fund did not have an obligation to repay expense support to the Adviser and did not record a liability on the Consolidated Statements of Assets and Liabilities. Refer to Note 4 — Related Party Transactions for more information on the Reimbursement Agreement.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s Inception:

For the Period Ended	Expense Payments by the Adviser	Reimbursement Payments to the Adviser	Unreimbursed Expenses
December 31, 2024	$2,439,409	$(406,568)	$2,032,841
March 31, 2025	—	—	—
June 30, 2025	2,429,382	—	2,429,382
Total	$4,868,791	$(406,568)	$4,462,223

During the three months ended June 30, 2025, the Fund incurred expenses of $2,429,382 related to the Reimbursement Agreement, all of which was paid by the Adviser and which may be reimbursed by the Fund at a later date and is in the accompany Consolidated Statements of Operations.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2025

(unaudited)

Borrowings Under Leverage Facility

On October 10, 2024, the SPV entered into a Loan and Servicing Agreement (“LSA”) with Wells Fargo Bank, National Association (the “Leverage Facility”). The LSA allows for an advance of up to $500,000,000 for loans acquired by the SPV. The Leverage Facility has a maturity date of October 10, 2029 and accrues interest at SOFR plus 2.15%. The average rate for the outstanding loans as of June 30, 2025 and December 31, 2024 was 6.48% and 6.79%, respectively, and weighted average outstanding balance for the periods was $326,795,811 and $285,820,654, respectively. As of June 30, 2025 and December 31, 2024, the Fund had $333,383,183 and $340,592,475 outstanding on its Leverage Facility, net of deferred financing costs, which totaled $2,166,667 and $2,416,667, respectively. The Fund incurred interest expense of $5,474,702 and $11,072,135 during the three and six months ended June 30, 2025, respectively.

At June 30, 2025 and December 31, 2024, the carrying amount of the Fund’s secured borrowings approximated their fair value. The fair values of the Fund’s debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Fund’s borrowings is estimated based upon market interest rates for the Fund’s own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2025 Fund’s borrowings would be deemed to be Level 3, as defined in Note 3 — Investments.

Short-Term Borrowings

From time to time, the Fund finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Fund enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Consolidated Statements of Assets and Liabilities. The Fund uses repurchase agreements as a short-term financing alternative. As of June 30, 2025 and December 31, 2024, the Fund had no short-term borrowings outstanding. For the six months ended June 30, 2025, the Fund recorded interest expense of $166,372 in connection with short-term borrowings and had average outstanding balances of short-term borrowings of $8,954,537. The Fund’s short term borrowings bore interest at a weighted average rate of 7.43% for the period ended June 30, 2025.

The Fund may enter into certain credit agreements that include loan commitments where all or a portion of which may be unfunded. The Fund is generally obligated to fund these unfunded loan commitments at the borrowers’ discretion. Funded portions of credit agreements are presented in the accompanying Consolidated Schedules of Portfolio Investments. Unfunded loan commitments and funded portions of credit agreements are fair valued and unrealized appreciation or depreciation, if any, is included in the accompanying Consolidated Statements of Assets and Liabilities and accompanying Consolidated Statements of Operations.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2025

(unaudited)

Investment Commitments

The following table summarizes the Fund's significant contractual payment obligations as of June 30, 2025 and December 31, 2024:

Investment	Investment Type	Index()	Spread	Interest Rate	Maturity	Industry	June 30, 2025	December 31, 2024
Steward Partners	Delayed Draw Term Loan	S+	4.75%	9.05%	10/14/2028	Capital Markets	$11,055,555	$—
Prime Pensions	Delayed Draw Term Loan	S+	4.75%	9.08%	2/26/2030	Financial Services	4,586,234	4,586,235
Summit Spine	Delayed Draw Term Loan	S+	4.75%	9.08%	3/25/2031	Health Care Providers & Services	3,787,313	—
Lighthouse	Revolving Credit Facility	S+	5.00%	9.45%	4/30/2027	IT Services	3,440,538	3,440,538
Kalkomey	Delayed Draw Term Loan	S+	5.25%	9.55%	6/18/2031	Diversified Consumer Services	3,435,749	3,435,749
Apex Service Partners	Delayed Draw Term Loan	S+	5.00%	9.32%	10/24/2030	Trading Companies & Distributors	3,279,662	—
Med Tech Solutions	Delayed Draw Term Loan	S+	5.25%	9.57%	6/3/2032	Health Care Technology	3,073,074	—
SavATree	Delayed Draw Term Loan	S+	5.00%	9.30%	6/6/2031	Diversified Consumer Services	3,000,000	—
HR Green	Delayed Draw Term Loan	S+	5.25%	9.53%	1/28/2030	Construction & Engineering	2,788,758	2,788,758
Kalkomey	Revolving Credit Facility	S+	5.25%	9.55%	6/18/2031	Diversified Consumer Services	2,748,599	2,748,599
Riccobene Associates Family Dentistry	Delayed Draw Term Loan	S+	5.00%	9.33%	10/31/2030	Health Care Providers & Services	2,702,436	—
Allyant	Revolving Credit Facility	S+	6.00%	10.45%	10/30/2026	Media	2,576,812	2,576,812
Foundation Source	Revolving Credit Facility	S+	5.00%	9.30%	9/6/2029	Professional Services	2,576,812	2,576,812
USMed-Equip	Revolving Credit Facility	S+	5.75%	10.18%	5/24/2029	Health Care Equipment & Supplies	2,335,530	794,080
Avita Pharmacy	Revolving Credit Facility	S+	5.00%	9.43%	11/6/2026	Consumer Staples Distribution & Retail	2,273,658	2,273,658
SavATree	Delayed Draw Term Loan	S+	5.00%	9.30%	6/6/2031	Diversified Consumer Services	2,150,502	3,488,723
AIA Contract Documents	Revolving Credit Facility	S+	5.25%	9.63%	10/30/2026	Software	1,959,650	1,959,650
Cherry Bekaert	Revolving Credit Facility	S+	5.25%	9.58%	6/30/2028	Financial Services	1,925,621	2,331,260
SIAA (Alliance Holdings)	Revolving Credit Facility	S+	4.75%	9.05%	4/30/2030	Insurance	1,908,750	1,908,750
Magna Legal Services	Revolving Credit Facility	S+	5.00%	9.28%	11/22/2029	Professional Services	1,859,558	1,859,558
PKWARE	Revolving Credit Facility	S+	4.75%	9.08%	6/3/2030	Software	1,807,229	—
Summit Spine	Revolving Credit Facility	S+	4.75%	9.08%	3/25/2031	Health Care Providers & Services	1,780,037	—
Taymax	Revolving Credit Facility	S+	5.38%	9.80%	7/31/2026	Hotels, Restaurants & Leisure	1,664,338	712,093
MDpanel	Delayed Draw Term Loan	S+	6.50%	10.77%	8/2/2029	Health Care Providers & Services	1,660,064	2,113,634
Aprio	Delayed Draw Term Loan	S+	4.75%	9.08%	8/1/2031	Financial Services	1,583,969	—
Ned Stevens	Revolving Credit Facility	S+	5.00%	9.30%	11/1/2029	Diversified Consumer Services	1,538,560	1,794,987
Allied Power Group	Delayed Draw Term Loan	S+	5.25%	9.55%	5/16/2029	Energy Equipment & Services	1,501,056	1,501,056
Power Digital	Revolving Credit Facility	S+	5.50%	10.06%	7/30/2029	Internet Software & Services	1,474,805	1,392,871
Steward Partners	Revolving Credit Facility	S+	4.75%	9.05%	10/14/2028	Capital Markets	1,388,889	—
National Trench Safety	Revolving Credit Facility	S+	5.50%	9.90%	4/30/2030	Construction & Engineering	1,354,805	283,502
RailPros	Delayed Draw Term Loan	S+	4.50%	8.83%	5/24/2032	Construction & Engineering	1,263,158	—
SavATree	Revolving Credit Facility	S+	5.00%	9.30%	6/6/2031	Diversified Consumer Services	1,255,562	1,315,351
AmpliFi	Revolving Credit Facility	S+	5.00%	9.33%	4/23/2030	Financial Services	1,202,512	1,202,512
Cumming Group	Revolving Credit Facility	S+	4.75%	9.08%	11/16/2027	Construction & Engineering	1,194,161	997,322
Prime Pensions	Revolving Credit Facility	S+	4.75%	9.08%	2/26/2030	Financial Services	1,047,086	1,047,086
Allied Power Group	Revolving Credit Facility	S+	5.25%	9.55%	5/16/2029	Energy Equipment & Services	990,697	1,200,844
Med Tech Solutions	Revolving Credit Facility	S+	5.25%	9.57%	6/3/2032	Health Care Technology	921,922	—
Unison Global	Delayed Draw Term Loan	S+	5.00%	9.32%	9/19/2028	Software	913,146	913,146
Hilco Vision	Revolving Credit Facility	S+	6.00%	10.30%	4/21/2030	Health Care Providers & Services	903,705	—
Riccobene Associates Family Dentistry	Revolving Credit Facility	S+	5.00%	9.33%	10/31/2030	Health Care Providers & Services	852,503	—
A1 Garage Door Service	Revolving Credit Facility	S+	4.50%	8.83%	12/22/2028	Construction & Engineering	788,740	788,740
Cerity Partners	Revolving Credit Facility	S+	5.25%	9.58%	7/30/2029	Capital Markets	736,407	1,472,815
MDpanel	Revolving Credit Facility	S+	6.50%	10.77%	8/2/2029	Health Care Providers & Services	680,354	680,354
VaxCare	Revolving Credit Facility	S+	5.25%	8.81%	6/17/2032	Health Care Technology	666,667	—
RailPros	Revolving Credit Facility	S+	4.50%	8.83%	5/24/2032	Construction & Engineering	662,309	—
Tribute Technology	Revolving Credit Facility	S+	6.30%	10.63%	10/30/2028	Software	659,916	801,327
Sequel Ortho (fka OrthoNebraska)	Revolving Credit Facility	S+	6.50%	10.90%	7/31/2028	Health Care Providers & Services	659,331	659,331
Russell Landscape Group	Revolving Credit Facility	S+	5.50%	9.82%	4/11/2030	Commercial Services & Supplies	603,312	427,881
Novvia Group	Revolving Credit Facility	S+	5.25%	9.55%	1/31/2031	Containers & Packaging	570,701	—
Novvia Group	Delayed Draw Term Loan	S+	5.25%	9.55%	1/31/2032	Containers & Packaging	508,280	—
R.F. Fager	Delayed Draw Term Loan	S+	5.00%	9.30%	3/4/2030	Trading Companies & Distributors	501,088	—
R.F. Fager	Revolving Credit Facility	S+	5.00%	9.30%	3/4/2030	Trading Companies & Distributors	417,573	—
Cumming Group	Delayed Draw Term Loan	S+	4.75%	9.08%	11/16/2027	Construction & Engineering	407,611	791,007
GoldenSource	Revolving Credit Facility	S+	4.75%	9.07%	5/12/2028	IT Services	275,054	471,520
Ned Stevens	Delayed Draw Term Loan	S+	5.00%	9.30%	11/1/2029	Diversified Consumer Services	232,326	478,353

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2025

(unaudited)

Investment	Investment Type	Index()	Spread	Interest Rate	Maturity	Industry	June 30, 2025	December 31, 2024
Legacy Food Group	Revolving Credit Facility	S+	5.75%	10.21%	12/22/2026	Diversified Consumer Services	$156,170	$156,170
Industrial Service Group	Revolving Credit Facility	S+	5.75%	10.03%	12/7/2028	Trading Companies & Distributors	39,789	193,973
Foundation Source	Delayed Draw Term Loan	S+	5.00%	9.30%	11/6/2026	Professional Services	—	1,357,121
OrthoNebraska	Delayed Draw Term Loan	S+	6.50%	10.93%	7/31/2028	Health Care Providers & Services	—	1,318,661
Shearwater Health	Revolving Credit Facility	S+	5.00%	9.48%	9/30/2025	Health Care Providers & Services	—	944,028
Russell Landscape Group	Delayed Draw Term Loan	S+	5.50%	9.82%	4/11/2030	Commercial Services & Supplies	—	821,531
RotoCo	Revolving Credit Facility	S+	5.50%	9.95%	6/30/2028	Diversified Consumer Services	—	762,736
A1 Garage Door Service	Delayed Draw Term Loan	S+	4.75%	9.11%	12/22/2028	Construction & Engineering	—	478,055
Novvia Group	Revolving Credit Facility	S+	6.00%	10.46%	12/23/2026	Containers & Packaging	—	272,953
Cherry Bekaert	Delayed Draw Term Loan	S+	5.25%	9.58%	6/30/2028	Financial Services	—	209,847
Cherry Bekaert	Revolving Credit Facility	S+	5.25%	9.58%	6/30/2028	Financial Services	—	—
						Total Unfunded Commitments	$98,328,643	$64,329,989

Note 9. Financial Highlights

The following is a schedule of financial highlights for the period commencing April 10, 2025 (Conversion) through June 30, 2025.

Period from April 10, 2025 through June 30, 2025 (a)
Per Share Data:
Net asset value, beginning of period	$25.00
Net investment income(b)	0.42
Net realized gain (loss) on investments and change in unrealized depreciation on investments(b)(c)	(0.36)
Net increase in net assets resulting from operations	0.06
Net asset value at end of period	$25.06
Total return(d)(h)	0.24%

The following is a schedule of financial highlights for the six months ended June 30, 2025.

Six Months Ended June 30, 2025
Shares outstanding at end of period	14,987,190
Statement of Assets and Liabilities Data:
Net assets at end of period	$375,594,357
Average net assets(e)	$346,417,404
Ratio/Supplemental Data:
Ratio of gross expenses to average net assets - annualized (f)	10.32%
Ratio of net expenses to average net assets - annualized (g)	9.34%
Ratio of net investment income to average net assets - annualized	8.25%
Portfolio turnover(h)	15.05%
Average debt outstanding	$326,795,811
Asset coverage ratio	212.66%

(a)
Prior to April 10, 2025, the Fund was not unitized.
(b)
Based on weighted average basic per Share data.
(c)
The per share amount varies from the net realized and unrealized gain (loss) for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(d)
Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Fund’s dividend reinvestment plan.
(e)
Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(f)
Ratio of gross expenses to average net assets is computed using total expenses excluding expense support and waivers from the Adviser and Administrator which represents an impact of (0.70)% and (0.28)%, respectively, on average net assets for the six months ended June 30, 2025.
(g)
Ratio of net expenses to average net assets is computed using total expenses including the effects of expense support and waivers from the Adviser and Administrator which represents an impact of (0.70)% and (0.28)%, respectively, on average net assets for the six months ended June 30, 2025.
(h)
Not annualized.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2025

(unaudited)

Note 10. Operating Segments

The Fund reports segments in accordance with FASB Accounting Standards Update 2023-07, “Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). Under Topic 280, an operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Chief Executive Officer acts as the Fund’s CODM.

The Fund operates through a single operating segment with a primary investment objective to seek to make loans to private middle market companies based primarily in the United States and Canada, including unitranche and stretch senior secured loans, first and second lien loans, and select investments in equity and other similar investments. The CODM monitors the performance of the Fund to make decisions about resources to be allocated using key factors such as the Fund’s portfolio composition, as shown on the Consolidated Schedules of Investments, the changes in net assets resulting from operations, as reported on the Consolidated Statements of Operations, and returns and expense ratios, as reported in Note 9 — Financial Highlights of the accompanying Notes to the Consolidated Financial Statements.

Note 11. Indemnifications

In the normal course of business, the Fund may enter into certain contracts that provide a variety of indemnities. The Fund’s maximum exposure under these indemnities is unknown. The Fund does not consider it necessary to record a liability in this regard.

Note 12. Subsequent Events

The Fund has considered the effects, if any, of events occurring after the date of the Fund’s accompanying Consolidated Statements of Assets and Liabilities through August 14, 2025, the date the consolidated financial statements were issued.

Other than the item discussed below, the Fund has concluded there are no other material items that warrant disclosure.

Subsequent to June 30, 2025 and through August 14, 2025, the Fund had additional commitments in the amount of $22,500,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this quarterly report on Form 10-Q (the “Report"), except where the context suggests otherwise, the terms “we,” “us,” “our” and the “Fund” refer to Audax Private Credit Fund, LLC. The information contained in this section should be read in conjunction with the consolidated financial statements and Notes to the Consolidated Financial Statements appearing elsewhere in this quarterly report.

FORWARD-LOOKING STATEMENTS

This quarterly report and other statements contain forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•
our future operating results;
•
our business prospects and the prospects of the companies in which we may invest;
•
the impact of the investments that we expect to make;
•
our ability to raise sufficient capital to execute our investment strategy;
•
the ability of our portfolio companies to achieve their objectives;
•
general economic and political trends and other external factors, including pandemics, tariffs and other market disruptions;
•
our current and expected financing arrangements and investments;
•
changes in the general interest rate environment;
•
the adequacy of our cash resources, financing sources and working capital;
•
the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with Audax Management Company (NY), LLC, Audax Management Company, LLC, and their affiliated entities (“Audax Group”), the Adviser and its affiliates, and its senior investment team;
•
the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•
the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•
our use of financial leverage;
•
the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•
the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•
our ability to qualify and maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•
the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the rules and regulations issued thereunder;
•
the effect of changes to tax legislation and our tax position; and
•
the tax status of the enterprises in which we may invest.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
changes in laws and regulations, changes in political, economic or industry conditions, changes in the interest rate environment or other conditions affecting the financial and capital markets and changes in the tariff policies of the U.S. and other nations;
•
an economic downturn and the time period required for robust economic recovery therefrom, which will likely have a material impact on our portfolio companies’ results of operations and financial condition for its duration, which could lead to the loss of some or all of our investments in such portfolio companies and have a material adverse effect on our results of operations and financial condition;
•
upon entry into an agreement with a lender, a contraction of available credit and/or an inability to access capital markets or additional sources of liquidity could have a material adverse effect on our results of operations and financial condition and impair our lending and investment activities;
•
interest rate volatility could adversely affect our results, particularly given that we use leverage as part of our investment strategy;

•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•
risks associated with possible disruption in our or our portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and
•
the risks, uncertainties and other factors we identify in “Item 1A. Risk Factors” in the Fund's registration statement on Form 10, as amended (the “Registration Statement”), and in our other filings with the SEC that we make from time to time.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in the Registration Statement should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in the Registration Statement. You should not place undue reliance on these forward-looking statements, which apply only as of the date of the Registration Statement. Moreover, we assume no duty and do not undertake to update the forward-looking statements and projections contained in the Registration Statement, which are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

OVERVIEW

We are organized as a Delaware limited liability company named Audax Private Credit Fund, LLC. We are a newly-organized, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act. In addition, we expect to elect to be treated as a RIC under Subchapter M of the Code, and we expect to qualify as a RIC annually thereafter. As a BDC and a RIC, we must comply with certain regulatory requirements.

Prior to converting to a Delaware limited liability company on April 10, 2025 (the “Conversion”) and electing to be regulated as a BDC on April 23, 2025 (the “Conversion Effective Date”), we operated as Audax Private Credit Fund, LP, a Delaware limited partnership originally organized on July 23, 2024 (the “Partnership”), as a private fund in reliance on an exception from the definition of “investment company” under Section 3(c)(7) of the Investment Company Act. On April 7, 2025, pursuant to a plan of conversion (the “Plan of Conversion”), a majority of the limited partners and the general partner of the private fund approved, among other things, the Fund’s Limited Liability Company Agreement (the “LLC Agreement”), the Fund’s election to be regulated as a BDC under the Investment Company Act, an investment advisory agreement, dated April 10, 2025 (the “Advisory Agreement”), the persons elected to the Board and an asset coverage ratio of 150%.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation. The Fund intends to invest primarily in senior secured first lien loans, with minority exposure to second lien loans, subordinated or mezzanine loans, and equity and equity-like investments, such as equity and/or warrant kickers, in privately owned U.S. middle market companies. We use the term “middle market companies” to generally refer to companies with $15 million to $100 million of annual earnings before interest, taxes, depreciations and amortization (“EBITDA”), though we may invest in smaller or larger companies if attractive opportunities are available that are otherwise consistent with the strategy of the Fund. We expect that a majority of our investments will be in directly originated loans. While we may invest in second lien, subordinated or mezzanine loans, we do not expect these investments to compromise a material portion of our portfolio. Our investment strategy will also include a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds which may be used for the purposes of maintaining liquidity for our share repurchase program and cash management. Most of our investments will be in private U.S. companies, however (subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies,” which are generally privately offered securities issued by U.S. private or thinly-traded companies) we may also invest to some extent in non-U.S. companies. We may also invest in publicly traded loans or securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities.

Under normal circumstances, we will invest at least 80% of our total assets (which includes net assets plus borrowings for investment purposes) directly or indirectly in “private credit” instruments (which we define as loans, notes, bonds, preferred stock, other credit instruments issued in private offerings or by private companies and other instruments that provide exposure to such credit-related instruments), including any directly originated leveraged loans (collectively, “Private Credit Instruments”). Derivative instruments will be counted towards our 80% policy to the extent they have economic characteristics similar to Private Credit Instruments. To the extent the Fund determines to invest indirectly in Private Credit Instruments, it may invest through certain synthetic instruments, which will be valued at market value or, if no market value is ascertainable, at fair value for the purpose of complying with the above mentioned policy. “Synthetic instruments,” as used herein, refer to derivatives and other synthetic investments, which may include rights, warrants, futures and options, designed to replicate the economic characteristics of an investment in Private Credit Instruments. The Fund will notify its shareholders at least 60 days prior to any change to the 80% investment policy described above.

To seek to enhance returns, the Fund intends to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the Investment Company Act, which currently allows the Fund to borrow up to a 2:1 debt to equity ratio. In determining the amount of leverage we employ at any particular time, we expect to analyze the maturity, covenants and interest rate structure of the proposed borrowings, the risks of such borrowings within the context of our investment outlook, the underlying performance of our portfolio companies, and the impact of leverage on the Fund. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Fund. The amount of any leverage that we will employ as a BDC will be subject to oversight by our Board.

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our Board, in its discretion.

We expect to conduct private offerings of our Shares to investors in reliance on exemptions from the registration requirements of the Securities Act.

Revenues

We generate revenue primarily in the form of interest on the debt securities that we hold and capital gains, if any, on equity securities that we may acquire in portfolio companies.

Expenses

The costs associated with the investment team and staff of the Adviser, when and to the extent engaged in providing investment advisory services and management services to us, will be paid for by the Adviser. We bear all other fees, costs and expenses of our activities, operations, administration and transactions, including, but not limited to: (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (b) our allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our Chief Compliance Officer, Chief Financial Officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that performs duties for us; and (iii) any internal audit group personnel of Audax Private Debt or any of its affiliates; and (c) all other expenses of our operations, administrations and transactions.

With respect to costs incurred in connection with our organization and initial private offering, the Adviser has agreed to advance all such costs on our behalf. Unless the Adviser elects to cover such expenses pursuant to the Reimbursement Agreement we entered into with the Adviser, we will be obligated to reimburse the Adviser for such advanced expenses in accordance with the terms of the Reimbursement Agreement. See “Item 1. Financial Statements.”

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.

All costs incurred by the Fund in connection with its initial Private Offering and organization have been advanced by the Adviser or its affiliates subject to recoupment. The Adviser or its affiliates may in some circumstances be reimbursed for past payments of organization and offering costs made on the Fund’s behalf.

Hedging

The Fund may, but is not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but the Fund does not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to the Fund’s business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. The Fund will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance that any hedging strategy employed by the Fund will be successful.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of senior secured loans and equity as of June 30, 2025, was approximately $673,378,275 and held in 58 portfolio companies as of June 30, 2025.

During the six months ended June 30, 2025, we invested in 16 new investments for a combined cost of $91,029,616 and in existing investments for a combined cost of $32,282,134. We also received $90,700,504 in repayments from investments and $4,326,039 from investments sold during the six months ended June 30, 2025.

In addition, for the six months ended June 30, 2025, we had a change in unrealized depreciation of approximately $8,119,950 and realized gains of $887,207.

Our investment activity for the six months ended June 30, 2025 and for the period from October 10, 2024 (Commencement of Operations) to December 31, 2024 is presented below:

	Six Months Ended	From October 10, 2024
	June 30, 2025	to December 31, 2024
Beginning investment portfolio, at fair value	$650,974,766	$—
Investments in new portfolio investments	91,029,616	676,324,104
Investments in existing portfolio investments	32,282,134	—
Principal repayments	(90,700,504)	(29,187,828)
Proceeds from investments sold	(4,326,039)	(742,326)
Change in premiums, discounts and amortization	1,351,045	430,440
Net change in unrealized (depreciation) appreciation on investments	(8,119,950)	4,943,111
Realized gain (loss) on investments	887,207	(792,735)
Ending portfolio investment activity, at fair value	$673,378,275	$650,974,766
Number of portfolio investments	58	43
Average investment amount, at cost	$11,664,743	$15,023,992
Percentage of investments at floating rates	99.05%	99.10%

As of June 30, 2025 our entire portfolio consisted of non-controlled/non-affiliated investments.

Our portfolio composition and weighted average yields as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Portfolio composition, at fair value:
First lien secured debt	$621,433,365	$600,377,145
Unsecured debt	—	—
Weighted average yields, at amortized cost:
First lien secured debt	9.78%	10.11%
Unsecured debt portfolio	—	—
Total portfolio	9.78%	10.11%
Interest rate type, at fair value:
Fixed rate amount	$—	$287,327
Floating rate amount	$621,433,365	$600,089,818
Fixed rate, as percentage of total	0.00%	0.05%
Floating rate, as percentage of total	100.00%	99.95%
Interest rate type, at amortized cost:
Fixed rate amount	$3,973,959	$3,973,959
Floating rate amount	$629,300,195	$597,964,668
Fixed rate, as percentage of total	0.63%	0.66%
Floating rate, as percentage of total	99.37%	99.34%
Hedging	—	—

RESULTS OF OPERATIONS

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

The Fund commenced operations on October 10, 2024. As a result, we have no corresponding prior year periods with which to compare our operating results.

In accordance with Item 303(c)(2)(ii) of Regulation S-K, the Fund will be providing a comparison of its operating results against the operating results of the corresponding quarter for the preceding fiscal year in its quarterly reports. The Fund has elected to provide this comparison because it believes providing a comparison against the corresponding quarter for the preceding fiscal year provides more relevant information for investors and stakeholders to understand and analyze the business. This presentation differs from the sequential discussion of the Fund's results of operations set forth in Amendment No. 1 to the Registration Statement on Form 10 filed with the SEC on June 17, 2025.

Investment Income

Total investment income for the three months and six months ended June 30, 2025 is presented in the table below:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Total interest income from non-controlled/non-affiliated investments	$14,469,659	$29,907,435
Total dividend income	—	307,856
Total investment income	$14,469,659	$30,215,291

As of June 30, 2025, the size of our debt portfolio was $633,274,154 at amortized cost with total debt principal amount outstanding of $641,265,899.

Expenses

Total expenses net of waivers for the three months and six months ended June 30, 2025 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Interest expense	$5,489,469	$11,238,507
Organizational expenses	2,429,382	2,429,382
Management fee(a)	1,064,102	2,133,068
Incentive fee(a)	817,305	817,305
Amortization of deferred financing costs	125,000	250,000
Professional fees	116,248	243,159
Administrative fee(a)	16,555	185,996
Directors' fees	72,500	72,500
Investment expenses	107	13,645
Other expenses	175,052	343,729
Total expenses	$10,305,720	$17,727,291
Expense support reimbursement	(2,429,382)	(2,429,382)
Management fee waivers(a)	(59,390)	(973,233)
Total expenses, net of waivers	$7,816,948	$14,324,676
(a)
Refer to Note 4 — Related Party Transactions within the consolidated financial statements for a description of the relevant fees.

For the three and six months ended June 30, 2025, we accrued gross base management fees before waivers of $1,064,102 and $2,133,068, respectively. Offsetting those fees, we recognized base management fee waivers of $59,390 and $973,233 for the three and six months ended June 30, 2025, respectively.

For both the three and six months ended June 30, 2025, we accrued incentive fees related to net investment income of $817,305.

For the three and six months ended June 30, 2025, we accrued administrative fees of $16,555 and $185,996, respectively. The administrative fees were accrued in accordance with the agreement of the Partnership. No administrative fees were accrued by the Fund in relation to the terms of the Administration Agreement, effective April 10, 2025, during the period.

For the three and six months ended June 30, 2025, we accrued organizational expenses of $2,429,382, which was fully offset by a $2,429,382 expense support reimbursement from the Adviser.

Refer to Note 4 — Related Party Transactions in the notes accompanying our consolidated financial statements for more information related to base management fees, incentive fees, administrative fees, and applicable waivers and expense reimbursements.

During the three and six months ended June 30, 2025, we incurred professional fees of $116,248 and $243,159, respectively, related to audit fees, tax fees, and legal fees.

During both the three and six months ended June 30, 2025, we incurred expenses related to fees paid to our independent directors of $72,500.

During the three and six months ended June 30, 2025, we incurred interest expense of $5,489,469 and $11,238,507 related to our Leverage Facility and to our short-term borrowings. Refer to Note 8 — Commitments and Contingencies in the notes accompanying our consolidated financial statements for more information related to interest expense.

During the three and six months ended June 30, 2025, we incurred deferred financing costs of $125,000 and $250,000, respectively.

During the three and six months ended June 30, 2025, we incurred investment expenses of $107 and $13,645, respectively.

During the three and six months ended June 30, 2025, we incurred other expenses of $175,052 and $343,729, respectively, related to sub-administration and trustee fees.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Non-controlled/non-affiliated investments	$30,712	$887,207
Foreign currency transactions	(909)	(4,034)
Net realized gains (losses)	$29,803	$883,173

For the three and six months ended June 30, 2025, we recognized gross realized gains of $31,890 and $901,418, respectively, and gross realized (losses) of $(2,087) and $(18,245), respectively, resulting in net realized gain (loss) of $29,803 and $883,173, respectively.

Net Unrealized Gain (Loss)

Net unrealized gain (loss) was comprised of the following:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Non-controlled/non-affiliated investments	$(4,374,259)	$(8,119,950)
Deferred tax liability	(818,338)	(818,338)
Foreign currency transactions	1,510	1,518
Net unrealized gains (losses)	$(5,191,087)	$(8,936,770)

For the three and six months ended June 30, 2025, we recognized gross unrealized gains of $6,597,483 and $10,461,514, respectively, and gross unrealized (losses) of $(11,788,570) and $(19,398,284), respectively, resulting in net unrealized gain (loss) of $(5,191,087) and $(8,936,770), respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We expect to generate cash primarily from (i) the net proceeds of our private offerings of our shares, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our shares. As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $34,729,147 and $31,592,264, respectively.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $16,866,980. The primary operating activities during this period were investments in portfolio companies. The Fund invested $91,029,616 in new portfolio investments and $32,282,134 in existing portfolio investments during the six months ended June 30, 2025. This was offset by repayments of loans and sales of investments of $90,700,504 and $4,326,039, respectively.

As of June 30, 2025, we had 43 investments with unfunded commitments of $98,328,643. We believe that, as of June 30, 2025, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the six months ended June 30, 2025 and the period from October 10, 2024 (commencement of operations) to December 31, 2024:

	Six Months Ended	Period Ended
	June 30, 2025	December 31, 2024
Beginning investment portfolio	$650,974,766	$—
Investments in new portfolio investments	91,029,616	676,324,104
Investments in existing portfolio investments	32,282,134	—
Principal repayments	(90,700,504)	(29,187,828)
Proceeds from sales of investments	(4,326,039)	(742,326)
Net change in unrealized depreciation (appreciation) on investments	(8,119,950)	4,943,111
Net realized gain (loss) on investments	887,207	(792,735)
Net change in premiums, discounts and amortization	1,351,045	430,440
Investment Portfolio, at Fair Value	$673,378,275	$650,974,766

Financing Activities

Net cash provided by our financing activities for the six months ended June 30, 2025 was $20,003,863, which consisted of $35,000,000 of net capital contributions from shareholders, $7,536,845 of distributions paid to our common shareholders during the period, and net repayments on the Leverage Facility of $7,459,292.

Equity Activity

Investors made capital commitments to us in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$270,000,000	October 1, 2024
$103,737,374	October 3, 2024
$193,939,394	February 24, 2025
$8,000,000	June 12, 2025

As of June 30, 2025, the Fund had unfunded capital commitments of $214,391,869.

The number of shares of our Shares issued and outstanding as of June 30, 2025 was 14,987,190.

Distributions to Shareholders – Shares Distributions

We have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on ordinary income or capital gains that we timely distribute as dividends for U.S. federal income tax purposes to our shareholders. To qualify to be taxed as a RIC and thus avoid corporate-level income tax on the income that we distribute as dividends to our shareholders, we are required to distribute dividends to our shareholders each taxable year generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to the deduction for any dividends paid. To avoid a 4% excise tax on undistributed earnings, we are required to distribute dividends to our shareholders in respect of each calendar year of an amount at least equal to the sum of (i) 98% of our ordinary income (taking into account certain deferrals and elections) for such calendar year, (ii) 98.2% of our capital gain net income, adjusted for certain ordinary losses, for the one-year period ending October 31 of that calendar year and (iii) any income or capital gains recognized, but not distributed, in preceding calendar years and on which we incurred no federal income tax. We intend to make distributions to shareholders on an annual basis of substantially all of our net investment income. Although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. In addition, the extent and timing of special dividends, if any, will be determined by our Board and will largely be driven by portfolio specific events and tax considerations.

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus, the source of a distribution to our shareholders may be the original capital invested by the shareholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the Investment Company Act.

The determination of the tax attributes of the Fund’s distributions, including distributions in connection with tender offers, are made annually at the end of the Fund’s taxable year, based upon the Fund’s taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full taxable year. The actual tax characteristics of distributions to shareholders will be reported to the Fund’s shareholders subject to information reporting after the close of the calendar year.

Related Party Fees

For the three and six months ended June 30, 2025, we recorded base management fees of $1,064,102 and $2,133,068, respectively. Offsetting these fees were waivers to the base management fees of $59,390 and $973,233, respectively, as set forth within the accompanying Statements of Operations.

For both the three and six months ended June 30, 2025, we recorded incentive fees of $817,305. No offsets were applied.

For both the three and six months ended June 30, 2025, we recorded administrative fees of $16,555 and $185,996, as set forth within the accompanying Statements of Operations.

Fees due to related parties as of June 30, 2025 and December 31, 2024 on our accompanying Statements of Assets and Liabilities were as follows:

	June 30, 2025	December 31, 2024
Net base management fee due to Adviser	$958,143	$—
Net incentive fee due to Adviser	817,305	—
Total fees due to Adviser, net of waivers	1,775,448	—
Fee due to Administrator, net of waivers	63,125	1,087,203
Total Related Party Fees Due	$1,838,573	$1,087,203

Tender Offers

To provide our shareholders with limited liquidity, we may, in the absolute discretion of our Board, conduct tender offers. Our tenders of Shares, if any, are conducted on such terms as may be determined by our Board and in accordance with the requirements of applicable law, including Section 23(c) of the Investment Company Act and Regulation M under the Exchange Act.

RECENT DEVELOPMENTS

Subsequent to June 30, 2025 through August 14, 2025, the Fund invested $45,703,129 at cost in 12 different portfolio companies.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our risk factors as disclosed in “Item 1A. Risk Factors” of our Registration Statement.

Valuation of Investments

The Fund follows guidance in ASC 820, Fair Value Measurement (“ASC 820”), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund. Unobservable inputs reflect the Fund’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.

In accordance with ASC 820, these inputs are summarized into the following hierarchy:

•
Level 1: Quoted prices in available active markets for identical financial instruments that the Adviser has the ability to access at the measurement date.
•
Level 2: Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•
Level 3: Inputs that are unobservable and significant to the overall fair value measurement for the asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

This includes investment securities that are valued using “bid” and “ask” prices obtained from independent third party pricing services or directly from brokers (described in further detail below). Classifying securities as Level 3 is based on reviewing ASC 820-10-35 (formerly FSP No. 157-3, issued on October 10, 2008). As quotes received from independent third party pricing services or directly from brokers are generally indicative and not binding, and may also not be based on actual transactions, these inputs typically do not qualify as Level 2 inputs and therefore, in most cases, will be considered Level 3 inputs.

Under ASC 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset, which may be a hypothetical market, and excludes transaction costs. The principal market for any asset is the market with the greatest volume and level of activity for such asset in which the reporting entity would or could sell or transfer the asset. In determining the principal market for an asset or liability under ASC 820, it is assumed that the reporting entity has access to such market as of the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable and willing and able to transact.

The Adviser determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly market is available for the market participants at the measurement date. When available, the Adviser bases the fair value of a large portion of the Fund’s investments on directly observable market prices or on market data derived from comparable assets. The Adviser’s valuation policy considers the fact that no ready market exists for many of the securities in which the Fund invests and that fair value for the Fund’s investments must be determined using unobservable inputs. The Adviser’s valuation policy is intended to provide a consistent basis for determining the fair value of the Fund’s portfolio.

Inputs used to measure the fair value of an investment reflect management’s best estimate of assumptions that would be used by market participants in pricing such investment in a hypothetical transaction. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Fund’s investments may differ from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Fund may ultimately realize upon the sale or liquidation of such investments.

Investment Valuation Process

The Fund’s assets and liabilities will be valued in accordance with the valuation policies and procedures of the Fund and the Adviser, as may be amended from time to time. Such valuations will be made in accordance with Rule 2a-5 under the Investment Company Act, the SEC rule governing the valuation of a BDC’s portfolio investments, and GAAP. The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the Investment Company Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Fund’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Fund’s Board. Even though the Board designated the Adviser as its “valuation designee,” the Board’s audit committee continues to be responsible for overseeing the processes for determining fair valuation.

When market prices are readily available, the Adviser shall value the Fund’s investments at the current market price. Where it is possible to obtain independent third party market quotes for securities, the Adviser will use these quotes to obtain a value for those securities.

The Fund’s investments are expected to include loans and other instruments that do not have readily ascertainable market prices. Assets that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Adviser. The Adviser will determine fair value for those investments through a valuation process that will be conducted at the end of each fiscal quarter by the valuation committees of our Adviser with the assistance of the Adviser’s investment and management personnel, finance and compliance teams, third-party valuation agents, and guidance from outside counsel, and reviewed by the audit committee of our Board.

The Adviser will utilize the following multi-step process each quarter in determining fair value for the Fund’s investments for which market quotations are not readily available:

•
First, the Adviser’s investment professionals responsible for the portfolio investment and other senior members of the Adviser’s investment and management team, with oversight from the Adviser’s finance team, will make initial valuations of each investment;
•
Second, the Adviser’s investment professionals and management team, with oversight by the Adviser’s finance and compliance team, will document the preliminary valuation conclusions and oversee sample testing of valuations with third-party valuation agents;
•
Third, the preliminary valuation conclusions will be presented to the Adviser’s valuation committees as relevant, for consideration;
•
Fourth, the Adviser’s valuation committees will discuss the recommended valuations and determine, in good faith, the fair value of each investment;
•
Fifth, the valuation determinations of the Adviser’s valuation committees will be presented to the Adviser and then shared with the Fund’s chief executive officer and chief financial officer; and
•
Sixth, the Adviser will provide certain quarterly and annual reports to the Board.

Investment Income Recognition

Interest Income. Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

PIK Income. The Fund may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Fund’s Statements of Operations. If at any point the Fund believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Fund’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Fund has not yet collected cash.

Dividend Income. Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Fee Income. The Fund may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Fund to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Income. Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

COMMITMENTS AND CONTINGENCIES

From time to time, we, or the Adviser, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither we nor the Adviser is currently subject to any material legal proceedings.

The Fund intends to utilize leverage (including through the establishment of wholly-owned financing subsidiaries), to finance its investments and operations. The amount of leverage that the Fund employs will be subject to the restrictions of the Investment Company Act and the supervision of the Board. As of June 30, 2025, the Fund had $335,549,850 outstanding on the Leverage Facility.

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying Statements of Assets and Liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of June 30, 2025 we had 43 investments with unfunded commitments of $98,328,643. We believe that, as of June 30, 2025, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk, interest rate risk and currency risk.

Valuation Risk. Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by the Adviser under the oversight of our Board based on, among other things, the input of our management and Audit Committee. Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, our determinations of fair value may differ materially from the values that would have been determined if a ready market for these securities existed. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

Interest Rate Risk. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The impact of SOFR fluctuations on interest income and interest expense for the three months ended June 30, 2025 is presented in the table below:

	Increase	Increase	Increase
($ in thousands)	(Decrease)	(Decrease)	(Decrease)
	in Interest	in Interest	in Net Investment
Change in interest rates (bps)	Income	Expense	Income
Up 300 basis points	$18,004	$(9,926)	$8,078
Up 200 basis points	12,003	(6,618)	5,385
Up 100 basis points	6,001	(3,309)	2,693
Down 100 basis points	(6,001)	3,309	(2,693)
Down 200 basis points	(12,003)	6,618	(5,385)
Down 300 basis points	(18,004)	9,926	(8,078)

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not reflect potential changes in the credit market, credit quality, size and composition of the assets on the Statements of Assets and Liabilities and other business developments that could affect our net increase in net assets resulting from operations or net investment income. Accordingly, no assurances can be given that actual results would not differ materially from those shown above.

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

We may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the Investment Company Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

U.S. Federal Income Taxes

The Fund intends to elect to be taxed as a RIC under Subchapter M of the Code. As a RIC, the Fund generally will not have to pay corporate-level federal income taxes on any net ordinary income or net capital gains that the Fund distributes to its shareholders from its tax earnings and profits. To obtain and maintain the Fund’s RIC tax treatment, the Fund must meet certain source-of-income and asset diversification requirements as well as distribute at least 90% of its investment company taxable income in respect of each taxable year to the holders of its Shares.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us.

From time to time, we, our Adviser or Administrator may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A. Risk Factors.

For information regarding factors that could affect our business, financial condition and/or operating results, see the risk factors discussed in “Item 1A. Risk Factors” in the Registration Statement. There have been no material changes from the risk factors discussed in the Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Fund adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Securities Act.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Certificate of Conversion (incorporated by reference to Exhibit 3.1 to the Fund’s Registration Statement on Form 10, filed on April 23, 2025).
3.2	Certificate of Formation (incorporated by reference to Exhibit 3.2 to the Fund’s Registration Statement on Form 10, filed on April 23, 2025).
3.3	Limited Liability Company Agreement (incorporated by reference to Exhibit 3.3 to the Fund’s Registration Statement on Form 10, filed on April 23, 2025).
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Fund’s Registration Statement on Form 10, filed on April 23, 2025).
10.1

Investment Advisory Agreement, dated as of April 10, 2025, by and between the Fund and Audax PDB Management Company, LLC (incorporated by reference to Exhibit 10.1 to the Fund’s Registration Statement on Form 10, filed on April 23, 2025).

10.2

Administration Agreement, dated as of April 10, 2025, by and between the Fund and Audax Management Company (NY), LLC (incorporated by reference to Exhibit 10.2 to the Fund’s Registration Statement on Form 10, filed on April 23, 2025).

10.3

Trademark License Agreement, dated as of April 10, 2025, by and between 101 Huntington Holdings LLC and the Fund, and any wholly-owned subsidiary thereof (incorporated by reference to Exhibit 10.3 to the Fund’s Registration Statement on Form 10, filed on April 23, 2025).

10.4	Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.4 to the Fund’s Registration Statement on Form 10, filed on April 23, 2025).
10.5

Transfer Agency and Service Agreement, effective as of April 14, 2025, by and among the Fund and Computershare Inc., and its affiliate Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.6 to the Fund’s Registration Statement on Form 10, filed on April 23, 2025).

10.6

Custodial Agreement, dated as of April 21, 2025, between the Fund and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.7 to the Fund’s Registration Statement on Form 10, filed on April 23, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Private Credit Fund, LLC

Date: August 14, 2025	By:	/s/ Kevin Magid
Kevin Magid
Director, Chairperson and Chief Executive Officer (Authorized Signatory)

Date: August 14, 2025	By:	/s/ Alexander Gardiner
Alexander Gardiner
Chief Financial Officer (Principal Financial Officer)