Form 10-Q
period 2025-09-30
Audax Private Credit Fund, LLC
filed 2025-11-12
CIK 2033362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of November 12, 2025, the registrant had 16,649,329 shares of limited liability company interests, $0.001 par value per share (the “Shares”), outstanding.

i

Audax Private Credit Fund, LLC

Consolidated Statements of Assets and Liabilities

September 30, 2025 and December 31, 2024

(Expressed in U.S. Dollars)

	September 30, 2025
	(unaudited)	December 31, 2024
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $749,963,934 and $646,031,655, respectively)	$747,176,144	$650,974,766
Cash and cash equivalents	37,907,054	31,592,264
Interest receivable	6,190,274	2,399,856
Prepaid investments	4,950,000	—
Receivable for loan repayment	127,054	181,269
Receivable from affiliates	48,030	306,938
Escrow receivable	11,159	—
Due from Administrator (Note 4)	—	398,305
Total assets	$796,409,715	$685,853,398

Liabilities
Borrowings under leverage facility (net of deferred financing costs of $4,435,423 and $2,416,667, respectively) (Note 8)	$361,731,161	$340,592,475
Distributions due to shareholders	6,326,745	—
Interest payable	5,755,568	3,503,024
Payable to Adviser (Note 4)	1,393,609	—
Incentive fee payable (Note 4)	950,388	—
Deferred tax liability	811,214	—
Accounts payable and accrued expenses	599,229	190,492
Payable for investments purchased	184,102	186,020
Payable to Administrator (Note 4)	—	1,087,203
Total liabilities	377,752,016	345,559,214

Commitments and Contingencies (Note 8)

Net Assets
Shares, $0.001 par value per share, unlimited shares authorized, 16,649,329 and 0 shares issued and outstanding, respectively	16,649	—
Capital in excess of par value	417,017,862	326,284,899
Total distributable earnings	1,623,188	14,009,285
Total Net Assets	$418,657,699	$340,294,184
Net Asset Value per Share at End of Period	$25.15	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Statements of Operations

For the three and nine months ended September 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$15,472,394	$45,379,829
Dividend income	302,688	610,544
Total investment income	15,775,082	45,990,373
Expenses
Interest expense and credit facility fees	5,755,568	16,994,075
Management fee (Note 4)	1,257,231	3,390,299
Incentive fee (Note 4)	950,388	1,767,693
Organizational expenses	378,636	2,808,018
Professional fees	215,837	458,996
Amortization of deferred financing costs	125,000	375,000
Directors' fees	72,500	145,000
Administration fees (Note 4)	—	185,996
Other expenses	207,968	565,342
Total operating expenses	8,963,128	26,690,419

Expense support reimbursement	537,873	537,873
Expense support	(378,636)	(2,808,018)
Management fee waiver (Note 4)	—	(973,233)
Net expenses	9,122,365	23,447,041

Net investment income	6,652,717	22,543,332

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	358,193	1,245,400
Net realized gain	358,193	1,245,400
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	389,049	(7,730,901)
Net change in deferred taxes	7,124	(811,214)
Total net change in unrealized appreciation (depreciation) on investments	396,173	(8,542,115)
Net realized and unrealized gains (losses) on investments	754,366	(7,296,715)
Realized and unrealized gains (losses) on foreign currency:
Net realized loss on foreign currency	(1,617)	(5,651)
Net change in unrealized loss on foreign currency	(15,379)	(13,861)
Net realized and unrealized losses on foreign currency	(16,996)	(19,512)
Net increase in net assets resulting from operations	$7,390,087	$15,227,105

The Fund commenced operations on October 10, 2024, thus there is no Consolidated Statements of Operations presented for the three and nine months ended September 30, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Statement of Changes in Net Assets

For the nine months ended September 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Nine Months Ended September 30, 2025
Net assets at beginning of period	$340,294,184
Operations:
Net investment income	22,543,332
Net realized gains on investments and foreign currency	1,239,749
Net change in unrealized depreciation on investments and foreign currency	(7,744,762)
Net change in deferred taxes	(811,214)
Net increase in net assets from operations	15,227,105
Distributions to Shareholders:
Distributions from distributable earnings	(13,863,590)
Net decrease resulting from shareholder distributions	(13,863,590)
Capital share transactions:
Capital contributions	77,000,000
Net increase in net assets from capital transactions	77,000,000
Net increase in net assets for the period	78,363,515
Net assets at end of period	$418,657,699

The Fund commenced operations on October 10, 2024, thus there is no Consolidated Statement of Change in Net Assets presented for the nine months ended September 30, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Statement of Cash Flows

For the nine months ended September 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Nine Months Ended September 30, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$15,227,105
Adjustments to reconcile net increase in partners' capital resulting from operations used in operating activities:
Net realized gain	(1,245,400)
Net change in unrealized depreciation on investments	7,730,901
Non-cash interest income, including payment in-kind and original issue discount accretion	(2,393,799)
Amortization of financing costs	375,000
Increase in interest receivable	(3,790,418)
Increase in prepaid investments	(4,950,000)
Decrease in receivable for loan repayment	54,215
Increase in escrow receivable	(11,159)
Decrease in receivable from affiliates	258,908
Decrease in due from Administrator (Note 4)	398,305
Increase in interest payable	2,252,544
Increase in payable to Adviser (Note 4)	1,393,609
Increase in incentive fee payable (Note 4)	950,388
Increase in deferred tax liability	811,214
Increase in accounts payable and accrued expenses	408,737
Decrease in payable for investments purchased	(1,918)
Decrease in payable to Administrator (Note 4)	(1,087,203)
Investment activity:
Purchase of investments	(220,851,003)
Borrowings on revolving credit facilities	(26,907,873)
Proceeds from disposition and repayments of investments	117,531,116
Repayments on revolving credit facilities	29,934,680
Net investment activity	(100,293,080)
Net cash used in operating activities	(83,912,051)
Cash flows from financing activities:
Proceeds from capital contributions	181,391,083
Return of capital called	(104,391,083)
Distributions paid	(7,536,845)
Payments of financing costs	(2,393,756)
Borrowings under leverage facility	135,977,442
Repayments for leverage facility	(112,820,000)
Short-term borrowings	8,955,802
Short-term repayments	(8,955,802)
Net cash provided by financing activities	90,226,841
Net change in cash and cash equivalents	6,314,790
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	31,592,264
Cash and cash equivalents, end of period	$37,907,054
Supplemental and non-cash information:
Initial conversion to unitized LLC	$340,034,511
Payment-in-kind ("PIK") interest income	$2,071,797
Interest paid pursuant to the leverage facility	$13,971,674
Interest paid on short-term borrowings	$166,372

The Fund commenced operations on October 10, 2024, thus there is no Consolidated Statement of Cash Flows presented for the nine months ended September 30, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments

September 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f)
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l)
Aerospace & Defense
Blue Raven Solutions	(g)	Sr. Secured First Lien	S+	8.00%	12.46%	10/10/2024	12/21/2026	10,675,534	$10,675,527	$10,675,534
									$10,675,527	$10,675,534
Air Freight & Logistics
Magnate	(g)	Sr. Secured First Lien	S+	5.50%	9.50%	2/19/2025	12/29/2028	4,962,500	4,874,689	4,875,656
									$4,874,689	$4,875,656
Automobile Components
Innovative XCessories & Services	(g)(k)	Sr. Secured First Lien	S+	5.50%	9.66%	9/17/2025	9/5/2029	3,990,000	3,911,093	3,986,688
									$3,911,093	$3,986,688
Building Products
Leaf Home	(g)(k)	Sr. Secured First Lien	S+	5.25%	9.41%	9/4/2025	9/4/2031	9,250,000	9,113,343	9,111,250
									$9,113,343	$9,111,250
Capital Markets
Cerity Partners		Sr. Secured First Lien	S+	5.25%	9.45%	10/10/2024	7/30/2029	23,911,336	23,911,336	23,911,336
Cerity Partners		Delayed Draw Term Loan	S+	5.25%	9.45%	10/10/2024	7/30/2029	983,128	983,128	983,128
Steward Partners	(g)(h)	Delayed Draw Term Loan	S+	4.75%	8.91%	6/13/2025	10/14/2028	722,083	668,766	718,473
									$25,563,230	$25,612,937
Chemicals
Shrieve	(g)	Sr. Secured First Lien	S+	6.00%	10.16%	6/18/2025	10/30/2030	2,992,500	2,949,113	2,977,538
									$2,949,113	$2,977,538
Commercial Services & Supplies
Capital Consultants Management Corporation	(g)(h)	Delayed Draw Term Loan	S+	5.00%	9.20%	7/8/2025	11/3/2031	4,535,832	4,480,121	4,535,832
Eagle Fire	(g)	Sr. Secured First Lien	S+	4.50%	8.82%	7/15/2025	7/15/2032	3,500,000	3,466,366	3,473,750
Eagle Fire	(g)(h)	Delayed Draw Term Loan	S+	4.50%	8.82%	7/15/2025	7/15/2032	—	(9,800)	—
O6 Environmental	(g)(k)	Sr. Secured First Lien	S+	4.75%	9.07%	8/5/2025	8/5/2032	6,074,325	6,013,899	6,004,787
O6 Environmental	(g)(h)(k)	Delayed Draw Term Loan	S+	4.75%	9.07%	8/5/2025	8/5/2032	—	(9,112)	—
Russell Landscape Group	(g)	Sr. Secured First Lien	S+	5.50%	9.67%	10/10/2024	4/11/2030	4,267,573	4,174,027	4,267,573
Russell Landscape Group	(g)	Delayed Draw Term Loan	S+	5.50%	9.67%	10/10/2024	4/11/2030	2,125,004	2,103,528	2,125,004
SavATree	(g)	Sr. Secured First Lien	S+	5.00%	9.00%	10/10/2024	6/6/2031	10,837,640	10,730,808	10,837,640
SavATree	(g)(h)	Delayed Draw Term Loan	S+	5.00%	9.00%	10/10/2024	6/6/2031	46,750	19,485	46,750
ScentAir	(g)	Sr. Secured First Lien	S+	5.25%	9.60%	10/10/2024	1/26/2026	11,727,867	11,724,543	11,727,867
									$42,693,865	$43,019,203

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l) (continued)
Construction & Engineering
A1 Garage Door Service		Sr. Secured First Lien	S+	4.50%	8.66%	10/10/2024	12/22/2028	4,717,352	4,717,352	4,717,352
A1 Garage Door Service		Delayed Draw Term Loan	S+	4.50%	8.66%	10/10/2024	12/22/2028	1,648,359	1,648,359	1,648,359
Cumming Group		Sr. Secured First Lien	S+	4.75%	8.91%	10/10/2024	11/16/2027	23,087,448	23,087,448	23,087,448
Cumming Group	(g)(h)	Delayed Draw Term Loan	S+	4.75%	8.91%	10/10/2024	11/16/2027	3,375,247	3,368,962	3,375,247
Gallo Mechanical	(g)	Sr. Secured First Lien	S+	4.75%	9.06%	7/31/2025	8/2/2032	8,204,015	8,083,041	8,142,485
Gallo Mechanical	(g)(h)	Delayed Draw Term Loan	S+	4.75%	9.06%	7/31/2025	8/2/2032	—	(8,585)	—
HR Green	(g)	Sr. Secured First Lien	S+	5.50%	9.81%	10/10/2024	1/28/2030	5,713,607	5,611,137	5,713,607
National Trench Safety	(g)	Sr. Secured First Lien	S+	5.50%	9.60%	10/10/2024	12/3/2028	18,725,346	18,572,917	18,725,346
RailPros	(g)	Sr. Secured First Lien	S+	4.50%	8.70%	5/22/2025	5/24/2032	4,105,263	4,065,439	4,074,474
RailPros	(g)(h)	Delayed Draw Term Loan	S+	4.50%	8.70%	5/22/2025	5/24/2032	—	(5,999)	—
									$69,140,071	$69,484,318
Containers & Packaging
Novvia Group	(g)	Sr. Secured First Lien	S+	5.25%	9.25%	6/13/2025	1/31/2032	11,682,420	11,596,864	11,682,420
Novvia Group	(g)(h)	Delayed Draw Term Loan	S+	5.25%	9.25%	6/13/2025	1/31/2032	825,153	818,247	825,153
Precision Concepts	(g)	Sr. Secured First Lien	S+	4.75%	8.95%	7/31/2025	8/2/2032	2,957,105	2,927,855	2,934,927
Precision Concepts	(g)(h)	Delayed Draw Term Loan	S+	4.75%	8.95%	7/31/2025	8/2/2032	—	(4,979)	—
									$15,337,987	$15,442,500
Diversified Consumer Services
Heritage Partners	(g)(j)	Sr. Secured First Lien	AFR	0.00%	3.94% PIK	10/10/2024	12/22/2026	13,125,161	12,783,688	7,573,179
Heritage Partners	(g)(j)	Delayed Draw Term Loan	AFR	0.00%	3.94% PIK	10/10/2024	12/22/2026	6,181,543	6,020,720	3,566,732
Kalkomey	(g)	Sr. Secured First Lien	S+	5.00%	9.00%	10/10/2024	6/18/2031	17,006,959	16,724,611	17,006,959
Ned Stevens	(g)	Sr. Secured First Lien	S+	5.00%	9.00%	10/10/2024	11/1/2029	15,237,791	15,235,921	15,237,791
RotoCo	(g)	Sr. Secured First Lien	S+	5.50%	9.65%	10/10/2024	6/30/2028	12,953,661	12,924,807	9,749,977
RotoCo	(g)	Delayed Draw Term Loan	S+	5.50%	9.65%	10/10/2024	6/30/2028	41,284	41,186	31,074
Southeast Lineman Training Center	(g)	Sr. Secured First Lien	S+	5.25%	9.25%	8/18/2025	1/3/2030	6,000,000	5,912,574	6,000,000
Southeast Lineman Training Center	(g)(h)	Delayed Draw Term Loan	S+	5.25%	9.25%	8/18/2025	1/3/2030	—	(73,080)	—
									$69,570,427	$59,165,712
Energy Equipment & Services
Allied Power Group	(g)	Sr. Secured First Lien	S+	5.00%	9.00%	10/10/2024	5/16/2030	7,115,003	6,970,337	7,115,003
Allied Power Group	(g)	Delayed Draw Term Loan	S+	5.00%	9.00%	10/10/2024	5/16/2030	1,497,303	1,483,107	1,497,303
									$8,453,444	$8,612,306

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l) (continued)
Financial Services
AmpliFi	(g)	Sr. Secured First Lien	S+	5.00%	9.16%	10/10/2024	4/23/2030	8,297,335	8,121,666	8,297,335
Aprio	(g)	Sr. Secured First Lien	S+	4.75%	8.75%	4/25/2025	8/1/2031	2,716,667	2,690,273	2,689,500
Aprio	(g)(h)	Delayed Draw Term Loan	S+	4.75%	8.75%	4/25/2025	8/1/2031	451,614	440,233	447,098
Ascend Partner Services	(g)(h)	Delayed Draw Term Loan	S+	4.50%	8.54%	8/7/2025	8/11/2031	1,531,429	1,484,814	1,512,286
Cherry Bekaert		Sr. Secured First Lien	S+	5.25%	9.41%	10/10/2024	6/30/2028	12,463,247	12,463,247	12,463,247
Cherry Bekaert	(g)	Delayed Draw Term Loan	S+	5.25%	9.41%	10/10/2024	6/30/2028	6,391,398	6,387,492	6,391,398
Embark	(g)(k)	Sr. Secured First Lien	S+	4.50%	8.67%	9/2/2025	9/2/2032	4,500,000	4,455,461	4,428,768
Embark	(g)(h)(k)	Delayed Draw Term Loan	S+	4.50%	8.67%	9/2/2025	9/2/2032	—	(17,792)	—
Merchant Industry & Valor PayTech	(g)(k)	Sr. Secured First Lien	S+	4.75%	8.77%	9/19/2025	9/19/2031	2,596,936	2,571,088	2,558,083
Merchant Industry & Valor PayTech	(g)(h)(k)	Delayed Draw Term Loan	S+	4.75%	8.77%	9/19/2025	9/19/2031	—	(8,031)	—
Prime Pensions	(g)	Sr. Secured First Lien	S+	4.75%	8.95%	10/10/2024	2/26/2030	6,703,965	6,627,675	6,703,965
Prime Pensions	(g)(h)	Delayed Draw Term Loan	S+	4.75%	8.95%	10/10/2024	2/26/2030	1,344,248	1,330,454	1,344,248
									$46,546,580	$46,835,928
Food Products
Hometown Food Company	(g)	Sr. Secured First Lien	S+	4.50%	8.75%	6/9/2025	6/30/2030	2,925,679	2,902,638	2,918,365
									$2,902,638	$2,918,365
Health Care Equipment & Supplies
Antylia Scientific	(g)	Sr. Secured First Lien	S+	4.00%	8.29%	7/21/2025	5/27/2032	4,000,000	3,902,833	3,980,000
USMed-Equip	(g)	Sr. Secured First Lien	S+	5.75%	10.21%	10/10/2024	5/24/2029	19,713,015	19,629,915	19,713,015
Visor Buyer, Inc.	(g)	Sr. Secured First Lien	S+	6.50%	10.79%	10/10/2024	12/24/2029	6,058,940	6,005,036	5,398,270
									$29,537,784	$29,091,285
Health Care Providers & Services
APT Healtcare	(g)(k)	Sr. Secured First Lien	S+	5.00%	9.00%	9/30/2025	9/30/2030	7,777,778	7,680,556	7,659,722
APT Healtcare	(g)(h)(k)	Delayed Draw Term Loan	S+	5.00%	9.00%	9/30/2025	9/30/2030	—	(6,944)	—
Clearway Pain Solutions	(g)(k)	Sr. Secured First Lien	S+	5.50%	9.76%	9/22/2025	8/30/2030	4,309,167	4,241,992	4,244,529
Clearway Pain Solutions	(g)(h)(k)	Delayed Draw Term Loan	S+	5.50%	9.76%	9/22/2025	8/31/2030	—	(21,503)	—
MDpanel		Sr. Secured First Lien	S+	6.50%	10.77%	10/10/2024	8/2/2029	5,867,375	5,867,375	5,867,375
MDpanel	(g)	Delayed Draw Term Loan	S+	6.50%	10.77%	10/10/2024	8/2/2029	1,050,013	1,047,778	1,050,013
National Seating & Mobility	(k)	Sr. Secured First Lien	S+	4.75%	8.85%	7/17/2025	5/14/2029	1,990,000	1,990,000	2,012,706
Patterson Companies	(g)(k)	Sr. Secured First Lien	S+	4.50%	8.82%	8/13/2025	4/16/2032	10,000,000	9,013,580	8,998,450
Riccobene Associates Family Dentistry	(g)	Sr. Secured First Lien	S+	4.75%	8.89%	6/6/2025	10/31/2030	8,274,952	8,176,376	8,274,952
Riccobene Associates Family Dentistry	(g)(h)	Delayed Draw Term Loan	S+	4.75%	8.89%	6/6/2025	10/31/2030	788,480	766,875	788,480
Sequel Ortho (fka OrthoNebraska)		Sr. Secured First Lien	S+	6.50%	10.60%	10/10/2024	7/31/2028	4,784,103	4,784,103	4,784,103
Summit Spine & Joint Centers	(g)	Sr. Secured First Lien	S+	4.75%	8.91%	6/13/2025	3/25/2031	12,526,085	12,343,319	12,526,085
Summit Spine & Joint Centers	(g)(h)	Delayed Draw Term Loan	S+	4.75%	8.91%	6/13/2025	3/25/2031	—	(22,726)	—
									$55,860,781	$56,206,415

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l) (continued)
Health Care Technology
AGS Health	(g)	Sr. Secured First Lien	S+	4.50%	8.70%	7/31/2025	8/2/2032	5,113,500	5,100,851	5,075,149
AGS Health	(g)(h)	Delayed Draw Term Loan	S+	4.50%	8.70%	7/31/2025	8/2/2032	—	(2,147)	—
Med Tech Solutions	(g)(k)	Sr. Secured First Lien	S+	5.25%	9.41%	6/3/2025	6/3/2032	5,838,841	5,740,987	5,766,725
Med Tech Solutions	(g)(h)(k)	Delayed Draw Term Loan	S+	5.25%	9.41%	6/3/2025	6/3/2032	—	(25,773)	—
VaxCare	(g)	Sr. Secured First Lien	S+	4.50%	8.79%	6/16/2025	6/17/2032	3,333,333	3,301,014	3,308,333
									$14,114,932	$14,150,207
Hotels, Restaurants & Leisure
Taymax Group		Sr. Secured First Lien	S+	5.18%	9.45%	10/10/2024	7/31/2026	14,449,151	14,449,151	14,449,151
Taymax Group		Delayed Draw Term Loan	S+	5.18%	9.45%	10/10/2024	7/31/2026	8,039,303	8,039,303	8,039,303
									$22,488,454	$22,488,454
Insurance
SIAA (Alliance Holdings)		Sr. Secured First Lien	S+	4.75%	8.75%	10/10/2024	4/30/2030	25,074,013	25,074,013	25,074,013
									$25,074,013	$25,074,013
Internet Software & Services
Dun & Bradstreet	(g)	Sr. Secured First Lien	S+	5.50%	9.67%	8/26/2025	8/26/2032	5,000,000	4,950,008	4,962,500
Power Digital		Sr. Secured First Lien	S+	5.50%	9.78%	10/10/2024	3/10/2028	11,183,276	11,183,276	11,183,276
Power Digital		Delayed Draw Term Loan	S+	5.50%	9.78%	10/10/2024	3/10/2028	642,192	642,192	642,192
									$16,775,476	$16,787,968
IT Services
GoldenSource		Sr. Secured First Lien	S+	5.00%	9.19%	10/10/2024	5/12/2028	8,142,639	8,142,639	8,142,639
Lighthouse		Sr. Secured First Lien	S+	5.00%	9.26%	10/10/2024	4/30/2027	21,320,825	21,320,825	21,320,825
VC3	(g)(h)	Delayed Draw Term Loan	S+	5.00%	9.26%	9/19/2025	3/12/2029	—	(130,090)	—
									$29,333,374	$29,463,464
Leisure Products
PlayPower		Sr. Secured First Lien	S+	5.25%	9.25%	7/25/2025	8/28/2030	1,496,222	1,496,222	1,488,741
									$1,496,222	$1,488,741
Life Sciences Tools & Services
TCP Analytical	(g)	Sr. Secured First Lien	S+	5.00%	9.20%	6/17/2025	3/12/2031	8,977,500	8,868,982	8,977,500
									$8,868,982	$8,977,500
Machinery
Tank Holdings	(g)	Sr. Secured First Lien	S+	5.82%	10.09%	2/6/2025	3/31/2028	6,369,339	6,286,094	6,321,569
Tank Holdings	(g)	Delayed Draw Term Loan	S+	5.82%	10.09%	2/6/2025	3/31/2028	610,248	599,031	605,671
									$6,885,125	$6,927,240

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l) (continued)
Media
Allyant	(g)(i)	Sr. Secured First Lien	S+	6.00%	10.15%	10/10/2024	10/30/2026	22,956,714	22,930,454	22,956,714
									$22,930,454	$22,956,714
Professional Services
Foundation Source		Sr. Secured First Lien	S+	5.00%	9.00%	10/10/2024	9/6/2030	13,502,495	13,502,495	13,502,495
Foundation Source	(g)	Delayed Draw Term Loan	S+	5.00%	9.00%		9/6/2030	4,251,826	4,227,507	4,251,826
Magna Legal Services		Sr. Secured First Lien	S+	5.00%	9.31%	10/10/2024	11/22/2029	13,773,921	13,773,921	13,773,921
Magna Legal Services		Delayed Draw Term Loan	S+	5.00%	9.31%	10/10/2024	11/22/2029	3,856,072	3,856,072	3,856,072
									$35,359,995	$35,384,314
Software
AIA Contract Documents	(g)	Sr. Secured First Lien	S+	4.75%	8.75%	7/2/2025	7/2/2031	5,090,908	5,017,008	5,065,454
FMG Suite	(g)(k)	Sr. Secured First Lien	S+	4.75%	8.91%	9/9/2025	9/9/2032	6,283,019	6,220,999	6,202,471
FMG Suite	(g)(h)(k)	Delayed Draw Term Loan	S+	4.75%	8.91%	9/9/2025	9/9/2032	—	(8,423)	—
PKWARE	(g)(k)	Sr. Secured First Lien	S+	4.50%	8.50%	6/2/2025	6/3/2030	12,560,241	12,413,984	12,430,983
Tribute Technology		Sr. Secured First Lien	S+	6.30%	10.47%	10/10/2024	10/30/2028	15,052,870	15,052,870	15,052,870
Tribute Technology		Delayed Draw Term Loan	S+	6.30%	10.47%	10/10/2024	10/30/2028	3,374,337	3,374,337	3,374,337
Unison Global		Sr. Secured First Lien	S+	5.00%	9.14%	10/10/2024	9/19/2028	14,811,897	14,811,897	14,811,897
Unison Global	(g)(h)	Delayed Draw Term Loan	S+	5.00%	9.14%	10/10/2024	9/19/2028	609,250	606,988	609,250
									$57,489,660	$57,547,262
Trading Companies & Distributors
Apex Service Partners	(g)	Sr. Secured First Lien	S+	5.00%	9.00%	4/29/2025	10/24/2030	1,903,994	1,885,419	1,899,234
Apex Service Partners	(g)(h)	Delayed Draw Term Loan	S+	5.00%	9.00%	4/29/2025	10/24/2030	3,168,609	3,127,495	3,160,688
Industrial Service Group		Sr. Secured First Lien	S+	5.75%	10.06%	10/10/2024	12/7/2028	7,013,477	7,013,477	7,013,477
Industrial Service Group		Delayed Draw Term Loan	S+	5.75%	10.06%	10/10/2024	12/7/2028	3,651,882	3,651,882	3,651,882
Levata	(g)	Sr. Secured First Lien	S+	5.00%	9.00%	8/20/2025	12/21/2027	4,883,312	4,835,873	4,858,895
Levata	(g)(h)	Delayed Draw Term Loan	S+	5.00%	9.00%	8/20/2025	8/20/2027	—	(5,271)	—
R.F. Fager	(g)	Sr. Secured First Lien	S+	5.00%	9.27%	5/22/2025	3/4/2030	1,733,867	1,707,859	1,720,863
R.F. Fager	(g)(h)	Delayed Draw Term Loan	S+	5.00%	9.27%	5/22/2025	3/4/2030	257,491	250,376	255,560
SupplyHouse	(g)	Sr. Secured First Lien	S+	4.00%	8.31%	7/1/2025	7/1/2032	3,750,000	3,731,250	3,721,875
									$26,198,360	$26,282,474
				Total APCF SPV I, LLC					$664,145,619	$655,543,986

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l)
Capital Markets
Cerity Partners	(h)	Revolving Credit Facility	S+	5.25%	9.45%	10/10/2024	7/30/2029	184,102	184,102	184,102
									$184,102	$184,102
Commercial Services & Supplies
Russell Landscape Group	(g)(h)	Revolving Credit Facility	S+	5.50%	9.67%	10/10/2024	4/11/2030	359,420	354,893	359,420
SavATree	(g)(h)	Revolving Credit Facility	S+	5.00%	9.00%	10/10/2024	6/6/2031	71,746	70,588	71,746
SavATree	(g)	Sr. Secured First Lien	S+	5.00%	9.00%	10/10/2024	6/6/2031	3,268,837	3,268,078	3,268,837
ScentAir		Revolving Credit Facility	S+	5.25%	9.60%	10/10/2024	1/26/2026	1,565,413	1,565,413	1,565,413
									$5,258,972	$5,265,416
Construction & Engineering
Cumming Group	(h)	Revolving Credit Facility	S+	4.75%	8.91%	10/10/2024	11/16/2027	26,245	26,245	26,245
National Trench Safety	(g)(h)	Revolving Credit Facility	S+	5.50%	9.60%	10/10/2024	12/3/2028	851,592	838,775	851,592
RailPros	(g)(h)	Revolving Credit Facility	S+	4.50%	8.70%	5/22/2025	5/24/2032	—	(6,284)	—
									$858,736	$877,837
Diversified Consumer Services
Heritage Partners	(g)(h)(j)	Revolving Credit Facility	AFR	0.00%	3.94% PIK	10/10/2024	12/22/2026	2,525,827	2,495,870	1,457,395
Ned Stevens	(g)	Sr. Secured First Lien	S+	5.00%	9.00%	10/10/2024	11/1/2029	2,868,985	2,867,084	2,868,985
Ned Stevens	(h)	Revolving Credit Facility	S+	5.00%	9.00%	10/10/2024	11/1/2028	256,427	256,427	256,427
RotoCo	(g)	Revolving Credit Facility	S+	5.50%	9.65%	10/10/2024	6/30/2028	2,061,450	2,058,758	1,551,614
									$7,678,139	$6,134,421
Financial Services
Cherry Bekaert	(h)	Revolving Credit Facility	S+	5.25%	9.41%	10/10/2024	6/30/2028	843,916	843,916	843,916
									$843,916	$843,916
Health Care Equipment & Supplies
USMed-Equip	(g)(h)	Revolving Credit Facility	S+	5.75%	10.21%	10/10/2024	5/24/2029	—	(6,320)	—
Visor Buyer, Inc.	(g)	Revolving Credit Facility	S+	6.50%	10.79%	10/10/2024	12/24/2029	1,770,973	1,762,498	1,577,865
									$1,756,178	$1,577,865
Health Care Providers & Services
Hilco Vision	(j)	Sr. Secured First Lien	S+	6.00% PIK	10.00%	10/10/2024	4/21/2030	5,832,447	5,832,447	5,184,750
Hilco Vision	(h)(j)	Revolving Credit Facility	S+	6.00% PIK	10.00%	10/10/2024	4/21/2030	942,599	942,599	837,923
									$6,775,046	$6,022,673
Hotels, Restaurants & Leisure
Taymax Group	(h)	Revolving Credit Facility	S+	5.18%	9.45%	10/10/2024	7/31/2026	294,039	294,039	294,039
									$294,039	$294,039

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l) (continued)
Internet Software & Services
Power Digital	(h)	Revolving Credit Facility	S+	5.50%	9.78%	10/10/2024	3/10/2028	409,668	409,668	409,668
									$409,668	$409,668
IT Services
GoldenSource	(h)	Revolving Credit Facility	S+	5.00%	9.19%	10/10/2024	5/12/2028	1,178,801	1,178,801	1,178,801
									$1,178,801	$1,178,801
Professional Services
Dwellworks	(g)(j)	Sr. Secured First Lien	S+	6.50% PIK	12.65%	10/10/2024	3/31/2027	10,438,717	7,380,215	8,974,677
Dwellworks (Tranche B-1)	(g)(j)	Sr. Secured First Lien	Fixed 18.00%	20.00% PIK	20.00%	10/10/2024	3/31/2027	5,568,956	3,973,959	—
									$11,354,174	$8,974,677
Software
Tribute Technology	(g)(h)	Revolving Credit Facility	S+	6.30%	10.47%	10/10/2024	10/30/2028	1,131,285	1,131,275	1,131,285
									$1,131,275	$1,131,285
Trading Companies & Distributors
Industrial Service Group	(h)	Revolving Credit Facility	S+	5.75%	10.06%	10/10/2024	12/7/2028	676,417	676,417	676,417
R.F. Fager	(g)(h)	Revolving Credit Facility	S+	5.00%	9.27%	5/22/2025	3/4/2030	113,884	108,079	113,029
									$784,496	$789,446
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS
Aerospace & Defense
Blue Raven Solutions	(j)	Class A Units				10/10/2024		1,374,300	—	2,811,563
									$—	$2,811,563
Commercial Services & Supplies
ScentAir	(j)	Class A Units				10/10/2024		858,937	806,166	897,239
									$806,166	$897,239
Construction & Engineering
A1 Garage Door Service	(j)	Class A Common Units				10/10/2024		781	1,368,519	1,988,713
National Trench Safety	(j)	Preferred Units				4/3/2025		3,266	357,207	385,278
National Trench Safety	(j)	Common Units				10/10/2024		7,161	642,983	742,267
									$2,368,709	$3,116,258
Consumer Staples Distribution & Retail
Avita Pharmacy		Class A Common Units				10/10/2024		1,273,295	471,761	3,715,707
Avita Pharmacy		Preferred Units				10/10/2024		1,187,627	864,846	586,684
Avita Pharmacy		Junior Preferred Units				10/10/2024		22,654	27,131	29,960
									$1,363,738	$4,332,351

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
Diversified Consumer Services
Ned Stevens	(j)	Class A Capital Units				10/10/2024		1,737	1,902,090	2,088,266
									$1,902,090	$2,088,266
Energy Equipment & Services
Allied Power Group	(j)	Class A Units				10/10/2024		400,281	400,282	944,352
									$400,282	$944,352
Food Products
Florida Food Products	(j)	Common Units				10/10/2024		1,536,658	1,530,282	696,508
									$1,530,282	$696,508
Health Care Equipment & Supplies
USMed-Equip	(j)	Common Units				10/10/2024		13,738	1,010,898	985,154
Visor Buyer, Inc.	(j)	Class A Preferred Units				10/10/2024		5,699	291,352	—
									$1,302,250	$985,154
Health Care Providers & Services
Hilco Vision	(j)	Class A Common Stock				10/10/2024		4,496	1,988,337	—
MDpanel	(j)	Class A Units				10/10/2024		764,074	735,554	534,557
Shearwater Health		Class A Common Stock				10/10/2024		687	1,839,961	1,671,322
									$4,563,852	$2,205,879
Insurance
SIAA (Alliance Holdings)	(j)	Common Units				10/10/2024		7,635	1,162,945	1,655,405
									$1,162,945	$1,655,405
Internet Software & Services
Power Digital	(j)	Class L Common Units				10/10/2024		81,934	852,220	1,071,443
									$852,220	$1,071,443
IT Services
GoldenSource	(j)	Class A Membership Interests				10/10/2024		327,445	441,589	581,293
Lighthouse	(j)	LP Interest				10/10/2024		3,519	7,453,218	10,859,731
Voyatek	(j)	Class C LP Units				10/10/2024		1,337	404,004	419,107
									$8,298,811	$11,860,131
Media
Allyant	(i)(j)	Common Shares				10/10/2024		5	1,533,996	913,285
									$1,533,996	$913,285

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
Professional Services
Dwellworks	(j)	Preferred Units				10/10/2024		984,915	—	—
Foundation Source	(j)	Class A LP Interests				10/10/2024		1,824	2,003	2,707
Foundation Source	(j)	Class B LP Interests				10/10/2024		1,822,812	2,002,691	2,704,696
									$2,004,694	$2,707,403
Software
PracticeTek	(j)	LP Interests				10/10/2024		1,441,373	1,799,832	1,666,562
Tribute Technology	(j)	Class A-1 Units				10/10/2024		1,570	1,241,560	1,116,264
									$3,041,392	$2,782,826
				Total Audax Private Credit Subsidiary, LLC					$69,638,969	$72,752,209
Audax Private Credit Fund, LLC
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l)
Building Products
Leaf Home	(g)(h)(k)	Revolving Credit Facility	S+	5.25%	9.41%	9/4/2025	9/4/2031	—	$(11,114)	$—
									$(11,114)	$—
Capital Markets
Steward Partners	(g)(h)	Revolving Credit Facility	S+	4.75%	8.91%	6/13/2025	10/14/2028	111,111	98,462	110,556
									$98,462	$110,556
Commercial Services & Supplies
Eagle Fire	(g)(h)	Revolving Credit Facility	S+	4.50%	8.82%	7/15/2025	7/15/2032	—	(9,146)	—
O6 Environmental	(g)(h)(k)	Revolving Credit Facility	S+	4.75%	9.07%	8/5/2025	8/5/2032	463,689	447,709	447,709
									$438,563	$447,709
Construction & Engineering
Gallo Mechanical	(g)(h)	Revolving Credit Facility	S+	4.75%	9.06%	7/31/2025	8/2/2032	380,901	355,090	378,044
									$355,090	$378,044
Containers & Packaging
Novvia Group	(g)(h)	Revolving Credit Facility	S+	5.25%	9.25%	6/13/2025	1/31/2032	71,338	64,971	71,338
Precision Concepts	(g)(h)	Revolving Credit Facility	S+	4.75%	8.95%	7/31/2025	8/2/2032	—	(5,116)	—
									$59,855	$71,338
Diversified Consumer Services
Heritage Partners	(j)	Sr. Secured First Lien	AFR	0.00%	3.94% PIK	7/9/2025	9/29/2028	1,964,942	1,964,942	1,133,766
									$1,964,942	$1,133,766

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (continued)
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (l) (continued)
Financial Services
Embark	(g)(h)(k)	Revolving Credit Facility	S+	4.50%	8.67%	9/2/2025	9/2/2032	—	(8,901)	—
Merchant Industry & Valor PayTech	(g)(h)(k)	Revolving Credit Facility	S+	4.75%	8.77%	9/19/2025	9/19/2031	—	(4,974)	—
									$(13,875)	$—
Health Care Providers & Services
APT Healtcare	(g)(h)(k)	Revolving Credit Facility	S+	5.00%	9.00%	9/30/2025	9/30/2030	—	(13,889)	—
Clearway Pain Solutions	(g)(h)(k)	Revolving Credit Facility	S+	5.50%	9.76%	9/22/2025	8/31/2030	582,602	555,712	573,863
Riccobene Associates Family Dentistry	(g)(h)	Revolving Credit Facility	S+	4.75%	8.89%	6/6/2025	10/31/2030	—	(10,047)	—
Summit Spine & Joint Centers	(g)(h)	Revolving Credit Facility	S+	4.75%	8.91%	6/13/2025	3/25/2031	113,619	86,556	113,619
									$618,332	$687,482
Health Care Technology
AGS Health	(g)(h)	Revolving Credit Facility	S+	4.50%	8.70%	7/31/2025	8/2/2032	—	(1,530)	—
Med Tech Solutions	(g)(h)(k)	Revolving Credit Facility	S+	5.25%	9.41%	6/3/2025	6/3/2032	—	(15,426)	—
VaxCare	(g)(h)	Revolving Credit Facility	S+	4.50%	8.79%	6/16/2025	6/17/2032	—	(6,416)	—
									$(23,372)	$—
Internet Software & Services
Dun & Bradstreet	(g)(h)	Revolving Credit Facility	S+	5.50%	9.67%	8/26/2025	8/26/2032	—	(4,938)	—
									$(4,938)	$—
Leisure Products
PlayPower	(g)(h)	Revolving Credit Facility	S+	5.25%	9.25%	7/25/2025	8/28/2030	—	(801)	—
									$(801)	$—
Software
AIA Contract Documents	(g)(h)	Revolving Credit Facility	S+	4.75%	8.75%	7/2/2025	7/2/2031	—	(13,101)	—
FMG Suite	(g)(h)(k)	Revolving Credit Facility	S+	4.75%	8.91%	9/9/2025	9/9/2032	—	(10,105)	—
PKWARE	(g)(h)(k)	Revolving Credit Facility	S+	4.50%	8.50%	6/2/2025	6/3/2030	—	(21,133)	—
									$(44,339)	$—
Trading Companies & Distributors
SupplyHouse	(g)(h)	Revolving Credit Facility	S+	4.00%	8.31%	7/1/2025	7/1/2032	—	(6,037)	—
									$(6,037)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS
Commercial Services & Supplies
Eagle Fire	(j)	Units				7/15/2025		833,333	833,333	833,333
									$833,333	$833,333
Financial Services
Embark	(j)(k)	Common Units				9/2/2025		90,000	90,000	90,000
									$90,000	$90,000
Health Care Technology
Med Tech Solutions	(j)	Class A Units				6/3/2025		166,163	$166,163	$152,298
									$166,163	$152,298
				Total Audax Private Credit Fund, LLC					$4,520,264	$3,904,526
APCF Equity, LLC
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS
Commercial Services & Supplies
O6 Environmental	(j)(k)	Common Units				8/5/2025		448	$448,009	$448,009
Russell Landscape Group	(j)	Class A Units				10/10/2024		5,528	552,762	828,671
									$1,000,771	$1,276,680
Construction & Engineering
Gallo Mechanical	(j)	Units				7/31/2025		840,000	846,055	846,055
									$846,055	$846,055
Containers & Packaging
Novvia Group	(j)	Common Units				10/10/2024		28,290	650,105	496,482
									$650,105	$496,482
Diversified Consumer Services
Heritage Partners	(j)	Merger Units				7/9/2025		196	196	—
Kalkomey	(j)	Class A Units				10/10/2024		116,815	1,168,155	1,136,306
									$1,168,351	$1,136,306
Financial Services
Cherry Bekaert	(j)	Class A Units				10/10/2024		618,019	1,089,101	1,795,632
Merchant Industry & Valor PayTech	(j)(k)	Class A Units				9/19/2025		1,500	150,000	150,000
Prime Pensions		LP Interests				10/10/2024		668,564	605,496	626,114
									$1,844,597	$2,571,746
Health Care Providers & Services
APT Healtcare	(j)(k)	Class A-5 Common Units				9/30/2025		74,211	100,000	100,000
Sequel Ortho (fka OrthoNebraska)	(j)	LP Interests				10/10/2024		34,285	436,908	468,732
									$536,908	$568,732

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF Equity, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
Hotels, Restaurants & Leisure
Taymax Group	(j)	Class A Units				10/10/2024		12,729	2,543,230	2,682,970
									$2,543,230	$2,682,970
Professional Services
Magna Legal Services	(j)	Class A Units				10/10/2024		14,607	1,577,591	2,327,460
									$1,577,591	$2,327,460
Software
Cast & Crew (fka Backstage)	(j)	Class A-3 Units				10/10/2024		5,801	406,596	2,193,343
									$406,596	$2,193,343
Trading Companies & Distributors
Industrial Service Group	(j)	Class A Units				10/10/2024		622	1,058,917	849,161
Industrial Service Group	(j)	Class A-1 Units				3/10/2025		19	25,961	26,488
									$1,084,878	$875,649
				Total APCF Equity, LLC					$11,659,082	$14,975,423
				Total Portfolio Investments					$749,963,934	$747,176,144

(^) Unless otherwise noted, the majority of investments contain a variable interest rate structure that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) or Applicable Federal Rate (“AFR”).

(a)
All securities represent investments in companies based in the United States of America, unless otherwise noted. All of these investments are subject to restrictions as to their resale or transfer.
(b)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Fund owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2025, all of the Fund’s investments were non-controlled, non-affiliated.
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
(e)
At September 30, 2025, there is no difference between the book and tax cost of investments and unrealized values. At September 30, 2025, the cost of investments for income tax purposes was $749,963,934, the gross unrealized depreciation for federal tax purposes was $23,968,262, the gross unrealized appreciation for federal income tax purposes was $21,180,472, and the net unrealized depreciation was $2,787,790.
(f)
Investments within APCF SPV I, LLC are pledged as collateral to the Leverage Facility. Refer to Note 8 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
(g)
Includes a portion of original issue discount and payment-in-kind, where applicable. The interest rate shown was the current rate as of September 30, 2025 and changes periodically.
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
(m)
The following shows the composition of the Fund's portfolio at fair value by investment type and industry as of September 30, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Industry	Sr. Secured First Lien	% of NAV
Aerospace & Defense	$10,675,534	2.5%
Air Freight & Logistics	4,875,656	1.2%
Automobile Components	3,986,688	1.0%
Building Products	9,111,250	2.2%
Capital Markets	25,907,595	6.2%
Chemicals	2,977,538	0.7%
Commercial Services & Supplies	48,732,328	11.6%
Construction & Engineering	70,740,199	16.9%
Containers & Packaging	15,513,838	3.7%
Diversified Consumer Services	66,433,899	15.9%
Energy Equipment & Services	8,612,306	2.0%
Financial Services	47,679,844	11.4%
Food Products	2,918,365	0.7%
Health Care Equipment & Supplies	30,669,150	7.3%
Health Care Providers & Services	62,916,570	15.0%
Health Care Technology	14,150,207	3.4%
Hotels, Restaurants & Leisure	22,782,493	5.4%
Insurance	25,074,013	6.0%
Internet Software & Services	17,197,636	4.1%
IT Services	30,642,265	7.3%
Leisure Products	1,488,741	0.4%
Life Sciences Tools & Services	8,977,500	2.1%
Machinery	6,927,240	1.7%
Media	22,956,714	5.5%
Professional Services	44,358,991	10.6%
Software	58,678,547	14.0%
Trading Companies & Distributors	27,071,920	6.5%
Total	$692,057,027	165.3%

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2025

(Expressed in U.S. Dollars)

(unaudited)

Industry	Common and Preferred Equity	% of NAV
Aerospace & Defense	$2,811,563	0.7%
Commercial Services & Supplies	3,007,252	0.7%
Construction & Engineering	3,962,313	1.0%
Consumer Staples Distribution & Retail	4,332,351	1.0%
Containers & Packaging	496,482	0.1%
Diversified Consumer Services	3,224,572	0.8%
Energy Equipment & Services	944,352	0.2%
Financial Services	2,661,746	0.6%
Food Products	696,508	0.2%
Health Care Equipment & Supplies	985,154	0.2%
Health Care Providers & Services	2,774,611	0.7%
Health Care Technology	152,298	0.0%
Hotels, Restaurants & Leisure	2,682,970	0.7%
Insurance	1,655,405	0.4%
Internet Software & Services	1,071,443	0.3%
IT Services	11,860,131	2.8%
Media	913,285	0.2%
Professional Services	5,034,863	1.2%
Software	4,976,169	1.2%
Trading Companies & Distributors	875,649	0.2%
Total	$55,119,117	13.2%

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f)
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS
Aerospace & Defense
Blue Raven Solutions	(g)	Sr. Secured First Lien	S+	8.50%, 1.00% PIK	14.28%	10/10/2024	12/21/2026	10,892,417	$10,892,417	$10,892,417
									$10,892,417	$10,892,417
Capital Markets
Cerity Partners		Sr. Secured First Lien	S+	5.25%	9.76%	10/10/2024	7/30/2029	24,096,204	24,096,204	24,096,204
Cerity Partners		Delayed Draw Term Loan	S+	5.25%	9.76%	10/10/2024	7/30/2029	990,644	990,644	990,644
									$25,086,848	$25,086,848
Commercial Services & Supplies
Russell Landscape Group	(g)	Sr. Secured First Lien	S+	5.50%	9.95%	10/10/2024	4/11/2030	4,299,985	4,191,573	4,299,985
SavATree	(g)	Sr. Secured First Lien	S+	5.00%	9.33%	10/10/2024	6/6/2031	10,857,404	10,741,494	10,857,404
ScentAir		Sr. Secured First Lien	S+	5.25%	10.34%	10/10/2024	1/26/2026	11,597,104	11,597,104	11,597,104
									$26,530,171	$26,754,493
Consumer Staples Distribution & Retail
Avita Pharmacy		Sr. Secured First Lien	S+	5.25%	9.85%	10/10/2024	11/6/2025	25,270,484	25,270,484	25,270,484
									$25,270,484	$25,270,484
Construction & Engineering
A1 Garage Door Service		Sr. Secured First Lien	S+	4.75%	9.11%	10/10/2024	12/22/2028	4,753,733	4,753,733	4,753,733
Cumming Group		Sr. Secured First Lien	S+	5.25%	9.50%	10/10/2024	11/16/2027	23,266,840	23,266,840	23,266,840
HR Green	(g)	Sr. Secured First Lien	S+	5.25%	9.87%	10/10/2024	1/28/2030	5,757,111	5,635,771	5,757,111
National Trench Safety	(g)	Sr. Secured First Lien	S+	5.50%	9.93%	10/10/2024	12/3/2026	18,870,503	18,695,283	18,750,673
									$52,351,627	$52,528,357
Containers & Packaging
Novvia Group		Sr. Secured First Lien	S+	6.00%	10.46%	10/10/2024	12/23/2026	25,782,521	25,782,521	25,782,521
									$25,782,521	$25,782,521
Diversified Consumer Services
Heritage Partners	(g)	Sr. Secured First Lien	S+	5.75%	10.26%	10/10/2024	12/22/2026	12,493,634	12,251,530	12,300,601
Heritage Partners	(g)	Delayed Draw Term Loan	S+	5.75%	10.26%	10/10/2024	12/22/2026	5,884,114	5,736,141	5,793,202
Kalkomey	(g)	Sr. Secured First Lien	S+	5.25%	9.58%	10/10/2024	6/18/2031	17,135,800	16,826,310	17,135,800
Ned Stevens		Sr. Secured First Lien	S+	5.50% - 6.50%	10.84%	10/10/2024	11/1/2029	15,264,401	15,264,401	15,264,401
RotoCo	(g)	Sr. Secured First Lien	S+	5.50%	9.96%	10/10/2024	6/30/2028	14,089,493	14,053,258	13,406,875
RotoCo	(g)	Delayed Draw Term Loan	S+	5.50%	9.96%	10/10/2024	6/30/2028	44,898	44,768	42,724
									$64,176,408	$63,943,603

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
Energy Equipment & Services
Allied Power Group	(g)	Sr. Secured First Lien	S+	5.25%	9.74%	10/10/2024	5/16/2029	7,169,041	6,999,455	7,169,041
									$6,999,455	$7,169,041
Financial Services
AmpliFi	(g)	Sr. Secured First Lien	S+	5.00%	9.36%	10/10/2024	4/23/2030	9,571,998	9,340,383	9,571,998
Cherry Bekaert		Sr. Secured First Lien	S+	5.25%	9.61%	10/10/2024	6/30/2028	12,559,722	12,559,722	12,559,722
Prime Pensions	(g)	Sr. Secured First Lien	S+	5.25%	9.76%	10/10/2024	2/26/2030	6,755,010	6,666,062	6,755,010
									$28,566,167	$28,886,730
Health Care Equipment & Supplies
USMed-Equip	(g)	Sr. Secured First Lien	S+	5.75%	10.49%	10/10/2024	11/24/2026	25,338,498	25,199,949	25,338,498
Visor Buyer, Inc.	(g)	Sr. Secured First Lien	S+	6.50%	11.09%	10/10/2024	12/24/2029	6,105,428	6,043,858	6,035,509
									$31,243,807	$31,374,007
Health Care Providers & Services
MDpanel		Sr. Secured First Lien	S+	6.50%	10.88%	10/10/2024	8/2/2029	5,912,278	5,912,278	5,912,278
OrthoNebraska		Sr. Secured First Lien	S+	6.50%	10.93%	10/10/2024	7/31/2028	4,819,707	4,819,707	4,819,707
Shearwater Health		Sr. Secured First Lien	S+	5.00%	9.48%	10/10/2024	9/30/2025	10,451,742	10,451,742	10,451,742
Summit Spine & Joint Centers		Sr. Secured First Lien	S+	5.00%	9.46%	10/10/2024	6/2/2027	17,719,496	17,719,496	17,719,496
									$38,903,223	$38,903,223
Hotels, Restaurants & Leisure
Taymax Group		Sr. Secured First Lien	S+	5.33% - 6.00%	9.87%	10/10/2024	7/31/2026	14,560,937	14,560,937	14,560,937
Taymax Group		Delayed Draw Term Loan	S+	5.33% - 6.00%	9.87%	10/10/2024	7/31/2026	8,101,218	8,101,218	8,101,218
									$22,662,155	$22,662,155
Insurance
SIAA (Alliance Holdings)		Sr. Secured First Lien	S+	6.25% - 6.75%	10.74%	10/10/2024	4/28/2028	18,224,599	18,224,599	18,224,599
SIAA (Alliance Holdings)		Delayed Draw Term Loan	S+	6.25% - 6.75%	10.74%	10/10/2024	4/28/2028	6,975,414	6,975,414	6,975,414
									$25,200,013	$25,200,013

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
Internet Software & Services
Power Digital		Sr. Secured First Lien	S+	5.75%	10.34%	10/10/2024	3/10/2028	11,269,968	11,269,968	11,269,968
Power Digital		Delayed Draw Term Loan	S+	5.75%	10.34%	10/10/2024	3/10/2028	647,094	647,094	647,094
									$11,917,062	$11,917,062
IT Services
Goldensource		Sr. Secured First Lien	S+	5.25%	9.92%	10/10/2024	5/12/2028	8,214,836	8,214,836	8,214,836
Lighthouse		Sr. Secured First Lien	S+	5.00%	9.48%	10/10/2024	4/30/2027	21,576,210	21,576,210	21,576,210
									$29,791,046	$29,791,046
Media
Allyant	(g)(i)	Sr. Secured First Lien	S+	5.50%	10.00%	10/10/2024	10/30/2026	22,982,482	22,938,897	22,982,482
									$22,938,897	$22,982,482
Professional Services
Foundation Source		Sr. Secured First Lien	S+	5.00%	9.33%	10/10/2024	9/6/2030	13,605,567	13,605,567	13,605,567
Magna Legal Services		Sr. Secured First Lien	S+	5.00%	9.46%	10/10/2024	11/22/2029	13,880,146	13,880,146	13,880,146
Magna Legal Services		Delayed Draw Term Loan	S+	5.00%	9.46%	10/10/2024	11/22/2029	3,885,716	3,885,716	3,885,716
									$31,371,429	$31,371,429
Software
AIA Contract Documents		Sr. Secured First Lien	S+	5.25%	9.94%	10/10/2024	10/30/2026	19,454,772	19,454,772	19,454,772
Tribute Technology	(g)	Sr. Secured First Lien	S+	5.50% - 6.50%	10.66%	10/10/2024	10/30/2028	15,171,291	15,169,353	15,171,291
Tribute Technology	(g)	Delayed Draw Term Loan	S+	5.50% - 6.50%	10.66%	10/10/2024	10/30/2028	3,400,631	3,400,188	3,400,631
Unison Global		Sr. Secured First Lien	S+	5.00%	9.37%	10/10/2024	9/19/2028	14,926,422	14,926,422	14,926,422
									$52,950,735	$52,953,116
Trading Companies & Distributors
Industrial Service Group		Sr. Secured First Lien	S+	5.75%	10.34%	10/10/2024	12/7/2028	7,067,565	7,067,565	7,067,565
Industrial Service Group		Delayed Draw Term Loan	S+	5.75%	10.34%	10/10/2024	12/7/2028	3,679,859	3,679,859	3,679,859
									$10,747,424	$10,747,424
				Total APCF SPV I, LLC					$543,381,889	$544,216,451

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS
Commercial Services & Supplies
Russell Landscape Group	(g)(h)	Delayed Draw Term Loan	S+	5.50%	9.95%	10/10/2024	4/11/2030	1,317,465	$1,301,916	$1,317,465
Russell Landscape Group	(g)(h)	Revolving Credit Facility	S+	5.50%	9.95%	10/10/2024	4/11/2030	213,940	208,627	213,940
SavATree		Sr. Secured First Lien	S+	5.00%	9.33%	10/10/2024	6/6/2031	868,692	868,692	868,692
SavATree	(h)	Delayed Draw Term Loan	S+	5.00%	9.33%	10/10/2024	6/6/2031	476,266	476,266	476,266
SavATree	(g)(h)	Revolving Credit Facility	S+	5.00%	9.33%	10/10/2024	6/6/2031	119,577	118,292	119,577
ScentAir		Revolving Credit Facility	S+	5.25%	10.34%	10/10/2024	1/26/2026	1,565,413	1,565,413	1,565,413
									$4,539,206	$4,561,353
Construction & Engineering
A1 Garage Door Service	(h)	Delayed Draw Term Loan	S+	4.75%	9.11%	10/10/2024	12/22/2028	1,661,041	1,661,041	1,661,041
Cumming Group	(g)(h)	Delayed Draw Term Loan	S+	5.25%	9.50%	10/10/2024	11/16/2027	3,016,610	3,011,195	3,016,610
Cumming Group	(h)	Revolving Credit Facility	S+	5.25%	9.50%	10/10/2024	11/16/2027	314,944	314,944	314,944
National Trench Safety	(g)(h)	Revolving Credit Facility	S+	5.50%	9.93%	10/10/2024	12/3/2026	1,519,317	1,504,071	1,509,670
									$6,491,251	$6,502,265
Containers & Packaging
Novvia Group	(h)	Revolving Credit Facility	S+	6.00%	10.46%	10/10/2024	12/23/2026	1,653,771	1,653,771	1,653,771
									$1,653,771	$1,653,771
Diversified Consumer Services
Heritage Partners	(g)(h)	Revolving Credit Facility	S+	5.75%	10.26%	10/10/2024	12/22/2026	2,446,670	2,419,208	2,408,868
Ned Stevens	(h)	Delayed Draw Term Loan	S+	5.50% - 6.50%	10.84%	10/10/2024	11/1/2029	2,498,591	2,498,591	2,498,591
RotoCo	(g)(h)	Revolving Credit Facility	S+	5.50%	9.96%	10/10/2024	6/30/2028	1,298,713	1,295,086	1,235,792
									$6,212,885	$6,143,251
Financial Services
Cherry Bekaert	(g)(h)	Delayed Draw Term Loan	S+	5.25%	9.61%	10/10/2024	6/30/2028	6,229,357	6,225,259	6,229,357
Prime Pensions	(g)(h)	Delayed Draw Term Loan	S+	5.25%	9.76%	10/10/2024	2/26/2030	647,570	639,137	647,570
									$6,864,396	$6,876,927
Health Care Equipment & Supplies
USMed-Equip	(g)(h)	Revolving Credit Facility	S+	5.75%	10.49%	10/10/2024	11/24/2026	1,541,450	1,533,376	1,541,450
Visor Buyer, Inc.	(g)	Revolving Credit Facility	S+	6.50%	11.09%	10/10/2024	12/22/2028	1,770,973	1,761,531	1,750,691
									$3,294,907	$3,292,141

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
SENIOR SECURED LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
Health Care Providers & Services
Hilco Vision	(g)	Sr. Secured First Lien	S+	6.00% (3.00% Cash + 3.00% PIK)	10.50%	10/10/2024	9/6/2025	13,580,859	6,847,245	5,117,977
MDpanel	(h)	Delayed Draw Term Loan	S+	6.50%	10.88%	10/10/2024	8/2/2029	603,724	603,724	603,724
Summit Spine & Joint Centers		Revolving Credit Facility	S+	5.00%	9.46%	10/10/2024	6/2/2027	2,481,375	2,481,375	2,481,375
									$9,932,344	$8,203,076
Hotels, Restaurants & Leisure
Taymax Group	(g)(h)	Revolving Credit Facility	S+	5.33% - 6.00%	9.87%	10/10/2024	7/31/2026	1,246,284	1,044,215	1,022,672
									$1,044,215	$1,022,672
Internet Software & Services
Power Digital	(h)	Revolving Credit Facility	S+	5.75%	10.34%	10/10/2024	3/10/2028	655,469	655,469	655,469
									$655,469	$655,469
IT Services
Goldensource	(h)	Revolving Credit Facility	S+	5.25%	9.92%	10/10/2024	5/12/2028	838,258	838,258	838,258
									$838,258	$838,258
Professional Services
Dwellworks	(g)	Sr. Secured First Lien	S+	6.50%	10.98%	10/10/2024	3/31/2027	10,438,717	7,380,215	10,438,717
Dwellworks (Tranche B-1)	(g)	Sr. Secured First Lien	Fixed -18.00%	(Cash 9.00%, PIK 9.00%)	10.98%	10/10/2024	3/31/2027	5,568,956	3,973,959	287,327
Foundation Source	(h)	Delayed Draw Term Loan	S+	5.00%	9.33%	10/10/2024	9/6/2030	2,925,025	2,915,475	2,925,025
									$14,269,649	$13,651,069
Software
Tribute Technology	(g)(h)	Revolving Credit Facility	S+	5.50% - 6.50%	10.66%	10/10/2024	10/30/2028	848,464	848,409	848,464
Unison Global	(h)	Delayed Draw Term Loan	S+	5.00%	9.37%	10/10/2024	9/19/2028	613,854	613,854	613,854
									$1,462,263	$1,462,318
Trading Companies & Distributors
Industrial Service Group	(h)	Revolving Credit Facility	S+	5.75%	10.34%	10/10/2024	12/7/2028	1,298,124	1,298,124	1,298,124
									$1,298,124	$1,298,124

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (j) (continued)
Aerospace & Defense
Blue Raven Solutions		Class A Units						1,374,300	—	—
									$—	$—
Commercial Services & Supplies
ScentAir		Class A Units						858,937	806,166	814,332
									$806,166	$814,332
Construction & Engineering
A1 Garage Door Service		Class A Common Units						781	1,368,519	1,654,183
National Trench Safety		Common Units						7,161	642,983	542,945
									$2,011,502	$2,197,128
Consumer Staples Distribution & Retail
Avita Pharmacy		Class A Common Units						1,273,295	471,761	1,032,709
Avita Pharmacy		Preferred Units						1,187,627	1,705,127	1,791,450
Avita Pharmacy		Junior Preferred Units						22,654	27,131	28,236
									$2,204,019	$2,852,395
Diversified Consumer Services
Ned Stevens		Class A Capital Units						1,737	1,902,090	1,878,708
									$1,902,090	$1,878,708
Energy Equipment & Services
Allied Power Group		Class A Units						400,281	400,281	516,362
									$400,281	$516,362
Food Products
Florida Food Products		Common Units						1,536,658	1,530,282	1,257,386
									$1,530,282	$1,257,386

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (j) (continued)
Health Care Equipment & Supplies
USMed-Equip	Common Units						13,738	1,010,898	1,208,102
Visor Buyer, Inc.	Class A Preferred Units						5,699	291,352	240,544
								$1,302,250	$1,448,646
Health Care Providers & Services
Hilco Vision	Preferred Units						515,362	—	—
Hilco Vision	Senior Preferred Units						50,706	—	—
MDpanel	Class A Units						764,074	735,554	721,055
Shearwater Health	Class A Common Stock						687	2,072,203	2,105,085
Summit Spine & Joint Centers	Class A Units						1,488,825	3,232,016	4,420,005
								$6,039,773	$7,246,145
Insurance
SIAA (Alliance Holdings)	Common Units						7,635	1,162,945	1,203,878
								$1,162,945	$1,203,878
Internet Software & Services
Power Digital	Class L Common Units						81,934	852,220	924,955
								$852,220	$924,955
IT Services
Goldensource	Class A Membership Interests						327,445	441,589	723,460
Lighthouse	LP Interests						3,519	7,450,164	9,280,900
Voyatek	Class C LP Units						1,337	404,003	399,645
								$8,295,756	$10,404,005

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (j) (continued)
Media
Allyant	Common Shares						5	1,533,996	1,253,627
								$1,533,996	$1,253,627
Professional Services
Dwellworks	Preferred Units						984,915	—	—
Foundation Source	Class A Common						1,718	1,896	2,158
Foundation Source	Class B Common						1,716,159	1,896,144	2,156,311
								$1,898,040	$2,158,469
Software
PracticeTek	LP Interests						1,441,373	1,796,905	1,922,662
Tribute Technology	Class A-1 Units						1,570	1,241,560	1,156,272
								$3,038,465	$3,078,934
			Total Audax Private Credit Subsidiary, LLC					$91,534,523	$93,395,664
APCF Equity, LLC
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (j)
Commercial Services & Supplies
Russell Landscape Group	Class A Units						5,528	$552,762	$500,870
								$552,762	$500,870
Containers & Packaging
Novvia Group	Common Units						28,290	650,105	635,716
								$650,105	$635,716
Diversified Consumer Services
Heritage Partners	Series A Units						695,947	357,387	341,915
Kalkomey	Class A Units						116,815	1,168,155	1,174,726
								$1,525,542	$1,516,641
Financial Services
Cherry Bekaert	Class A Units						618,019	1,089,101	1,418,624
Prime Pensions	LP Interests						668,564	666,607	593,859
								$1,755,708	$2,012,483

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF Equity, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (j) (continued)
Health Care Providers & Services
OrthoNebraska	LP Interests						34,285	436,908	451,417
								$436,908	$451,417
Hotels, Restaurants & Leisure
Taymax Group	Class A Units						12,729	2,543,230	2,637,034
								$2,543,230	$2,637,034
Professional Services
Magna Legal Services	Class A Units						14,607	1,577,591	1,803,485
								$1,577,591	$1,803,485
Software
AIA Contract Documents	Common Units						419,925	607,884	611,544
Cast & Crew (fka Backstage)	Class A-3 Units						5,801	406,596	2,193,342
								$1,014,480	$2,804,886
Trading Companies & Distributors
Industrial Service Group	Class A Units						622	1,058,917	1,000,119
								$1,058,917	$1,000,119
			Total APCF Equity, LLC					$11,115,243	$13,362,651
			Total Portfolio Investments					$646,031,655	$650,974,766

(^) Unless otherwise noted, the majority of investments contain a variable interest rate structure that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) or Applicable Federal Rate (“AFR”).

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

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Industry	Sr. Secured First Lien	% of NAV
Aerospace & Defense	$10,892,417	3.2%
Capital Markets	25,086,848	7.4%
Commercial Services & Supplies	31,315,846	9.2%
Construction & Engineering	59,030,622	17.3%
Consumer Staples Distribution & Retail	25,270,484	7.4%
Containers & Packaging	27,436,292	8.1%
Diversified Consumer Services	70,086,854	20.6%
Energy Equipment & Services	7,169,041	2.1%
Financial Services	35,763,657	10.5%
Health Care Equipment & Supplies	34,666,148	10.2%
Health Care Providers & Services	47,106,299	13.8%
Hotels, Restaurants & Leisure	23,684,827	7.0%
Insurance	25,200,013	7.4%
Internet Software & Services	12,572,531	3.7%
IT Services	30,629,304	9.0%
Media	22,982,482	6.8%
Professional Services	45,022,498	13.2%
Software	54,415,434	16.0%
Trading Companies & Distributors	12,045,548	3.5%
Total	$600,377,145	176.4%

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Industry	Common and Preferred Equity	% of NAV
Commercial Services & Supplies	$1,315,202	0.4%
Construction & Engineering	2,197,128	0.6%
Consumer Staples Distribution & Retail	2,852,395	0.8%
Containers & Packaging	635,716	0.2%
Diversified Consumer Services	3,395,349	1.0%
Energy Equipment & Services	516,362	0.1%
Financial Services	2,012,483	0.6%
Food Products	1,257,386	0.4%
Health Care Equipment & Supplies	1,448,646	0.4%
Health Care Providers & Services	7,697,562	2.3%
Hotels, Restaurants & Leisure	2,637,034	0.8%
Insurance	1,203,878	0.3%
Internet Software & Services	924,955	0.3%
IT Services	10,404,005	3.1%
Media	1,253,627	0.4%
Professional Services	3,961,954	1.2%
Software	5,883,820	1.7%
Trading Companies & Distributors	1,000,119	0.3%
Total	$50,597,621	14.9%

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements

September 30, 2025

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

As of September 30, 2025 and December 31, 2024, APCF SPV I, LLC (the “SPV”), Audax Private Credit Subsidiary, LLC, and APCF Equity, LLC, Delaware limited liability companies (the “Subsidiaries”), are wholly owned subsidiaries of the Fund that are consolidated. All intercompany balances and transactions have been eliminated in consolidation. The SPV is the borrower under the Fund’s Leverage Facility as discussed in Note 8 — Commitments and Contingencies.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2025

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

Cash and Cash Equivalents

Cash is stated at cost and cash equivalents are stated at fair value. The Fund considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at September 30, 2025 and December 31, 2024. The cash was not subject to any restrictions on withdrawal.

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

September 30, 2025

(unaudited)

•
Sixth, the Adviser will provide certain quarterly and annual reports to the Board.

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Fund’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Fund will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Fund will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of September 30, 2025, the Fund had 3 investments on non-accrual, which represented 5.52% and 3.84% of the Fund's cost and fair market value, respectively. As of December 31, 2024, the Fund had no investments on non-accrual.

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

As of September 30, 2025, the Fund held 3 investments that had a PIK interest component, all of which are non-accrual loans. As of December 31, 2024, the Fund held 3 investments that had a PIK interest component. For the three and nine months ended September 30, 2025, the Fund accrued PIK income in the amount of $0 and $1,015,824, and recorded settlement on previously receivable cash interest in the form of additional securities in the amount of $1,055,972 and $1,055,972, respectively.

As of September 30, 2025 and December 31, 2024, the Fund held $37,907,054 and $31,592,264 cash and cash equivalents. For the three and nine months ended September 30, 2025, the Fund did not earn interest income related to cash.

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

September 30, 2025

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

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2025

(unaudited)

As of September 30, 2025, $671,961,401 of the Fund’s investments were valued using unobservable inputs, and $75,214,743 were valued using observable inputs. During the nine months ended September 30, 2025, there were no transfers into or out of Level 3.

As of December 31, 2024, $650,974,766 of the Fund’s investments were valued using unobservable inputs, and there were no investments valued using observable inputs.

The following tables present the Fund’s investments carried at fair value as of September 30, 2025 and December 31, 2024, by caption on the Funds’s accompanying Consolidated Statements of Assets and Liabilities and by security type.

	Fair Value of Assets as of September 30, 2025
Assets	Level 1	Level 2	Level 3	Total
Sr. Secured First Lien	$—	$74,426,734	$617,630,293	$692,057,027
Common and Preferred Equity	—	788,009	54,331,108	55,119,117
Total	$—	$75,214,743	$671,961,401	$747,176,144

	Fair Value of Assets as of December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
Sr. Secured First Lien	$—	$—	$600,377,145	$600,377,145
Common and Preferred Equity	—	—	50,597,621	50,597,621
Total	$—	$—	$650,974,766	$650,974,766

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Fund’s investments as of September 30, 2025.

September 30, 2025
	Fair Value	Valuation Approach	Unobservable Inputs (1)	Range	Weighted Average(3)
Sr. Secured First Lien	$495,778,493	Analysis of trend in leverage	Maturity Modified Market Yield(2)	4.90% - 14.14%	7.63%
Sr. Secured First Lien	40,061,087	Total Enterprise Value	EBITDA Multiple	6.00x - 9.50x	8.33x
Sr. Secured First Lien	81,790,713	Matrix Pricing	Senior Leverage	2.43x - 6.60x	5.10x
			Total Leverage	2.43x - 6.60x	5.23x
			Interest Coverage	1.39x - 4.68x	2.04x
			Debt Service Coverage	1.01x - 3.42x	1.59x
			TEV Coverage	1.45x - 5.75x	2.55x
			Liquidity	100.00% - 248.20%	137.16%
			Spread Comparison	400bps - 600bps	488bps
Common and Preferred Equity	54,331,108	Total Enterprise Value	EBITDA Multiple	6.00x - 20.00x	14.53x
	$671,961,401

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

September 30, 2025

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

The following table provides the changes in fair value, broken out by security type, during the nine months ended September 30, 2025 for all investments for which the Fund determines fair value using unobservable (Level 3) factors.

Nine Months Ended September 30, 2025	Sr. Secured First Lien	Common and Preferred Equity	Total
Fair Value as of December 31, 2024	$600,377,145	$50,597,621	$650,974,766
Transfers between investment types	(1,988,337)	1,988,337	—
Net realized (loss) gain(a)	41,207	1,204,193	1,245,400
Net unrealized (depreciation) appreciation(b)	(12,704,868)	4,734,521	(7,970,347)
New investments, repayments and settlements:(c)
Purchase of investments	143,826,895	2,346,964	146,173,859
Borrowings on revolving credit facilities	25,947,848	—	25,947,848
Proceeds from disposition and repayments of investments	(110,327,225)	(6,540,528)	(116,867,753)
Repayments on revolving credit facilities	(29,889,680)	—	(29,889,680)
Net amortization of premiums, PIK, discounts and fees	2,347,308	—	2,347,308
Fair Value as of September 30, 2025	$617,630,293	$54,331,108	$671,961,401

(a)
Included in net realized gain on the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2025.
(b)
Included in net change in unrealized depreciation on the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2025.
(c)
Included increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the cost basis of investments resulting from principal repayments or sales, amortization of premiums and acquisition costs and other cost-basis adjustments.

There were no Level 3 transfers during the nine months ended September 30, 2025.

As reflected on the Consolidated Statements of Operations, the change in unrealized value attributable to investments still held at September 30, 2025 was $(6,554,725).

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2025

(unaudited)

The following table provides the changes in fair value, broken out by security type, during the three months ended September 30, 2025 for all investments for which the Fund determines fair value using unobservable (Level 3) factors.

Three Months Ended September 30, 2025	Sr. Secured First Lien	Common and Preferred Equity	Total
Fair Value as of June 30, 2025	$596,463,767	$51,421,540	$647,885,307
Transfers into Level 3	6,267,677	523,370	6,791,047
Transfers out of Level 3	—	—	—
Transfers between investment types	—	—	—
Net realized (loss) gain(a)	15,781	342,412	358,193
Net unrealized (depreciation) appreciation(b)	(2,425,569)	2,575,165	149,596
New investments, repayments and settlements:(c)
Purchase of investments	62,094,390	1,683,111	63,777,501
Borrowings on revolving credit facilities	3,731,370	—	3,731,370
Proceeds from disposition and repayments of investments	(45,933,028)	(2,214,490)	(48,147,518)
Repayments on revolving credit facilities	(3,583,372)	—	(3,583,372)
Net amortization of premiums, PIK, discounts and fees	999,277	—	999,277
Fair Value as of September 30, 2025	$617,630,293	$54,331,108	$671,961,401

(a)
Included in net realized gain on the accompanying Consolidated Statements of Operations for the three months ended September 30, 2025.
(b)
Included in net change in unrealized depreciation on the accompanying Consolidated Statements of Operations for the three months ended September 30, 2025.
(c)
Included increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the cost basis of investments resulting from principal repayments or sales, amortization of premiums and acquisition costs and other cost-basis adjustments.

During the three months ended September 30, 2025, $6,791,047 transferred into Level 3 due to a decrease in observable price inputs in the market for these securities and a corresponding need to utilize unobservable inputs. Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. Transfers into Level 3 represent situations when the valuation designee believes there is not sufficient market activity to support using a market quote to support fair value. Transfers out of Level 3 represent situations when the valuation designee believes there is sufficient market activity to support using a market quote to support fair value.

The following tables outline the Fund’s investments by security type as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Sr. Secured First Lien	$706,083,929	94.15%	$692,057,027	92.62%
Common and Preferred Equity	43,880,005	5.85%	55,119,117	7.38%
Total Investments	$749,963,934	100.00%	$747,176,144	100.00%

	December 31, 2024
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Sr. Secured First Lien	$601,938,627	93.17%	$600,377,145	92.23%
Common and Preferred Equity	44,093,028	6.83%	50,597,621	7.77%
Total Investments	$646,031,655	100.00%	$650,974,766	100.00%

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2025

(unaudited)

Investments at fair value were included in the following geographic regions of the United States as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$201,997,678	27.0%	$184,011,379	28.3%
Midwest	117,256,323	15.7%	64,948,603	10.0%
East	99,752,623	13.3%	50,124,473	7.7%
Southeast	94,160,712	12.6%	149,899,881	23.0%
Southwest	93,563,611	12.5%	82,956,224	12.8%
West	66,165,714	8.9%	63,940,988	9.8%
Northwest	37,056,212	5.0%	30,857,110	4.7%
Canada(1)	23,869,999	3.2%	24,236,108	3.7%
South	13,353,272	1.8%	—	0.0%
Total Investments	$747,176,144	100.0%	$650,974,766	100.0%
(1)
The company headquarters for Allyant is located in Canada.

The geographic region indicates the location of the headquarters of the Fund’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Fund’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2025:

For the Fiscal Years Ending December 31	Amount
2025	$—
2026	91,540,553
2027	68,700,750
2028	148,356,351
2029	109,867,957
Thereafter	298,405,421
Total contractual repayments	$716,871,032
Adjustment to cost basis on debt investments (a)	(10,787,103)
Total Cost Basis of Debt Investments Held at September 30, 2025:	$706,083,929

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

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2025

(unaudited)

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

For the three and nine months ended September 30, 2025, the Fund recorded Management Fees of $1,257,231 and $3,390,299, respectively, and waivers to the Management Fees of $0 and $973,233, respectively, as set forth within the accompanying Consolidated Statements of Operations. As of September 30, 2025, Management Fees payable was $1,257,231 and is included in Payable to Adviser on the Consolidated Statements of Assets and Liabilities.

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

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2025

(unaudited)

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

For the three and nine months ended September 30, 2025, the Fund recorded incentive fees related to net investment income of $950,388 and $1,767,693, respectively. No incentive fees related to capital gains were incurred during the three and nine months ended September 30, 2025.

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

For the three and nine months ended September 30, 2025, the Adviser elected to not charge administration fees of up to 0.20% of the net asset value of the Fund.

Prior to conversion to a BDC, the limited partners of the Partnership (the “Limited Partners”) were subject to a quarterly administration fee of 0.025% of the average aggregate asset value of the Partnership for administration services. The calculation for any period other than a full calendar year was adjusted on a pro-rata basis according to the actual number of days in such period. In accordance with the agreement of the Partnership, the Fund accrued administrative fees of $0 and $185,996, respectively, for the three and nine months ended September 30, 2025, as set forth within the accompanying Consolidated Statements of Operations.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2025

(unaudited)

Expense Support and Conditional Reimbursement Agreement

The Fund has entered into an Expense Support and Conditional Reimbursement Agreement (the “Reimbursement Agreement”) with the Adviser, effective December 17, 2024. The Fund and the Adviser have determined that it is appropriate and in the best interest of the Fund that the Adviser may elect to pay a portion of the Fund’s expenses from time to time, which the Fund will be obligated to reimburse to the Adviser at a later date if certain conditions are met.

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

The amount of the Reimbursement Payment for any calendar month or quarter, as applicable, shall equal the lesser of (i) the Excess Operating Funds in such calendar month or quarter, as applicable, and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Fund within three years prior to the last business day of such calendar month or quarter, as applicable, that have not been previously reimbursed by the Fund to the Adviser; provided that the Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar month or quarter, as applicable, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Reimbursement Agreement.

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

September 30, 2025

(unaudited)

Note 5. Net Increase in Net Assets Resulting from Operations Per Share

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Fund’s limited liability company interests, par value $0.001 per share (the “Shares”), for the period commencing April 10, 2025 (Conversion) through September 30, 2025:

For the period April 10, 2025 through September 30, 2025:
Numerator for basic and diluted net increase in net assets resulting from operations per Share	$7,949,934
Denominator for basic and diluted weighted average Shares	14,931,142
Basic and diluted net increase in net assets resulting from operations per Share	$0.53

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

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. As of September 30, 2025 and December 31, 2024, the Fund did not have any unrecognized tax benefits in the consolidated financial statements; nor is the Fund aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

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

As of September 30, 2025, the Fund’s consolidated subsidiary, APCF Equity, LLC is expected to have a deferred tax liability due to net unrealized gains. As a result, the Fund has a deferred tax liabilities of $811,214 as presented on the Consolidated Statements of Assets and Liabilities. As of September 30, 2025, there were no deferred tax assets related to APCF Equity, LLC. The deferred tax asset valuation allowance, if applicable, has been determined pursuant to the provisions of ASC Topic 740, including the Fund’s estimation

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2025

(unaudited)

of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. During the three and nine months ended September 30, 2025, no tax expenses and no interest and penalties were incurred.

Note 7. Equity

Effective April 10, 2025, the Fund has the authority to issue an unlimited number of Shares. A shareholder shall have no liability in excess of its obligation to pay the purchase price for its Shares. For the period April 10, 2025 through September 30, 2025, Share transaction activity is as follows:

	For the period April 10, 2025 through September 30, 2025:
Shares Issuance Date	Number of Shares	Aggregate Offering Proceeds
April 10, 2025 - initial conversion to unitized LLC	13,601,381	$340,034,511
June 12, 2025 - contributions during the period	1,385,809	35,000,000
August 1, 2025 - contributions during the period	893,212	22,500,000
September 1, 2025 - contributions during the period	768,927	19,500,000
Net increases	16,649,329	$417,034,511

The number of Shares issued and outstanding as of September 30, 2025 and December 31, 2024, were 16,649,329 and 0, respectively.

Investor Commitments

The following table summarizes the total capital commitments and unfunded capital commitments of Shares as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025		As of December 31, 2024
	Capital Commitments	Unfunded Capital Commitments (1)	Capital Commitments	Unfunded Capital Commitments
Shares	$617,676,768	$214,391,869	$373,737,374	$47,452,475
Total	$617,676,768	$214,391,869	$373,737,374	$47,452,475
(1)
Limited Partners that had uncalled capital prior to the Conversion may have their unfunded capital commitments called, alongside monthly subscriptions or intra-month, during the 12-months following the Conversion. As of September 30, 2025, the unfunded capital commitments that may be called from these partners totaled $214,391,869.

The following table details the activity of Shareholders’ Equity for the three months ended September 30, 2025:

Three Months Ended September 30, 2025	Partners' Capital	Shares at Par Value	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Shareholders' Equity
Balance as of June 30, 2025	$—	$14,987	$375,019,524	$559,846	$375,594,357
Net investment income	—	—	—	6,652,717	6,652,717
Net realized gain from investment transactions	—	—	—	356,576	356,576
Net change in unrealized appreciation on investments	—	—	—	373,670	373,670
Net change in deferred income tax	—	—	—	7,124	7,124
Issuance of Shares	—	1,662	41,998,338	—	42,000,000
Distribution to Shareholders	—	—	—	(6,326,745)	(6,326,745)
Balance as of September 30, 2025	$—	$16,649	$417,017,862	$1,623,188	$418,657,699

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2025

(unaudited)

Note 8. Commitments and Contingencies

Expense Support and Conditional Reimbursement

The Fund and the Adviser have entered into a Reimbursement Agreement. The Fund may be obligated to make a Reimbursement Payment to the Adviser for such expenses. As of September 30, 2025, the Fund did not have an obligation to repay expense support to the Adviser and did not record a liability on the Consolidated Statements of Assets and Liabilities. Refer to Note 4 — Related Party Transactions for more information on the Reimbursement Agreement.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s Inception:

For the Period Ended	Expense Payments by the Adviser	Reimbursement Payments to the Adviser	Cumulative Unreimbursed Expenses
December 31, 2024	$2,439,409	$(406,568)	$2,032,841
March 31, 2025	—	—	2,032,841
June 30, 2025	2,429,382	—	4,462,223
September 30, 2025	378,636	(537,873)	4,302,986
Total	$5,247,427	$(944,441)	$4,302,986

During the three months ended September 30, 2025, the Fund incurred expenses of $378,636 related to the Reimbursement Agreement, all of which was paid by the Adviser and which may be reimbursed by the Fund at a later date and is in the accompanying Consolidated Statements of Operations.

Borrowings Under Leverage Facility

On October 10, 2024, the SPV entered into a Loan and Servicing Agreement (“LSA”) with Wells Fargo Bank, National Association (the “Leverage Facility”). The LSA allows for an advance of up to $500,000,000 for loans acquired by the SPV. On September 30, 2025, the SPV executed an amendment to allow for an advance of up to $600,000,000. The Leverage Facility had a maturity date of October 10, 2029 and accrued interest at SOFR plus 2.15% through September 30, 2025. On September 30, 2025, the maturity date was extended to September 30, 2030 and the margin was decreased to SOFR plus 2.00%. The average rate for the outstanding loans as of September 30, 2025 and December 31, 2024 was 6.48% and 6.79%, respectively, and weighted average outstanding balance for the periods was $329,247,805 and $285,820,654, respectively. As of September 30, 2025 and December 31, 2024, the Fund had $361,731,161 and $340,592,475 outstanding on its Leverage Facility, net of deferred financing costs, which totaled $4,435,423 and $2,416,667, respectively. The Fund incurred interest expense of $5,755,568 and $16,827,703 during the three and nine months ended September 30, 2025, respectively.

At September 30, 2025 and December 31, 2024, the carrying amount of the Fund’s secured borrowings approximated their fair value. The fair values of the Fund’s debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Fund’s borrowings is estimated based upon market interest rates for the Fund’s own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2025 Fund’s borrowings would be deemed to be Level 3, as defined in Note 3 — Investments.

Short-Term Borrowings

From time to time, the Fund finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Fund enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Consolidated Statements of Assets and Liabilities. The Fund uses repurchase agreements as a short-term financing alternative. As of September 30, 2025 and December 31, 2024, the Fund had no short-term borrowings outstanding. For the nine months ended September 30, 2025, the Fund recorded interest expense of $166,372 in connection with

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2025

(unaudited)

short-term borrowings and had average outstanding balances of short-term borrowings of $8,954,537. The Fund’s short term borrowings bore interest at a weighted average rate of 7.43% for the period ended September 30, 2025.

The Fund may enter into certain credit agreements that include loan commitments where all or a portion of which may be unfunded. The Fund is generally obligated to fund these unfunded loan commitments at the borrowers’ discretion. Funded portions of credit agreements are presented in the accompanying Consolidated Schedules of Investments. Unfunded loan commitments and funded portions of credit agreements are fair valued and unrealized appreciation or depreciation, if any, is included in the accompanying Consolidated Statements of Assets and Liabilities and accompanying Consolidated Statements of Operations.

Investment Commitments

The following table summarizes the Fund's significant contractual payment obligations as of September 30, 2025 and December 31, 2024:

Investment	Investment Type	Index	Spread	Interest Rate	Maturity	Industry	September 30, 2025	December 31, 2024
VC3	Delayed Draw Term Loan	S+	5.00%	9.26%	3/12/2029	IT Services	$15,000,000	$—
Steward Partners	Delayed Draw Term Loan	S+	4.75%	8.91%	10/14/2028	Capital Markets	10,388,889	—
Southeast Lineman Training Center	Delayed Draw Term Loan	S+	5.25%	9.25%	1/3/2030	Diversified Consumer Services	10,000,000	—
Ascend Partner Services	Delayed Draw Term Loan	S+	4.50%	8.54%	8/11/2031	Financial Services	6,468,571	—
Prime Pensions	Delayed Draw Term Loan	S+	4.75%	8.95%	2/26/2030	Financial Services	3,884,687	4,586,235
Summit Spine & Joint Centers	Delayed Draw Term Loan	S+	4.75%	8.91%	3/25/2031	Health Care Providers & Services	3,787,313	—
Embark	Delayed Draw Term Loan	S+	4.50%	8.67%	9/2/2032	Financial Services	3,600,000	—
Lighthouse	Revolving Credit Facility	S+	5.00%	9.26%	4/30/2027	IT Services	3,440,538	3,440,538
Kalkomey	Delayed Draw Term Loan	S+	5.00%	9.00%	6/18/2031	Diversified Consumer Services	3,435,749	3,435,749
Med Tech Solutions	Delayed Draw Term Loan	S+	5.25%	9.41%	6/3/2032	Health Care Technology	3,073,074	—
SavATree	Delayed Draw Term Loan	S+	5.00%	9.00%	6/6/2031	Commercial Services & Supplies	3,000,000	—
Clearway Pain Solutions	Delayed Draw Term Loan	S+	5.50%	9.76%	8/31/2030	Health Care Providers & Services	2,880,000	—
HR Green	Delayed Draw Term Loan	S+	5.50%	9.81%	1/28/2030	Construction & Engineering	2,788,758	2,788,758
Kalkomey	Revolving Credit Facility	S+	5.00%	9.00%	6/18/2031	Diversified Consumer Services	2,748,599	2,748,599
Eagle Fire	Delayed Draw Term Loan	S+	4.50%	8.82%	7/15/2032	Commercial Services & Supplies	2,692,308	—
Riccobene Associates Family Dentistry	Delayed Draw Term Loan	S+	4.75%	8.89%	10/31/2030	Health Care Providers & Services	2,617,185	—
Allyant	Revolving Credit Facility	S+	6.00%	10.15%	10/30/2026	Media	2,576,812	2,576,812
Foundation Source	Revolving Credit Facility	S+	5.00%	9.00%	9/6/2029	Professional Services	2,576,812	2,576,812
Apex Service Partners	Delayed Draw Term Loan	S+	5.00%	9.00%	10/24/2030	Trading Companies & Distributors	2,417,829	—
USMed-Equip	Revolving Credit Facility	S+	5.75%	10.21%	5/24/2029	Health Care Equipment & Supplies	2,335,530	794,080
Capital Consultants Management Corporation	Delayed Draw Term Loan	S+	5.00%	9.20%	11/3/2031	Commercial Services & Supplies	2,240,000	—
SIAA (Alliance Holdings)	Revolving Credit Facility	S+	4.75%	8.75%	4/30/2030	Insurance	1,908,750	1,908,750
Magna Legal Services	Revolving Credit Facility	S+	5.00%	9.31%	11/22/2029	Professional Services	1,859,558	1,859,558
O6 Environmental	Delayed Draw Term Loan	S+	4.75%	9.07%	8/5/2032	Commercial Services & Supplies	1,854,756	—
PKWARE	Revolving Credit Facility	S+	4.50%	8.50%	6/3/2030	Software	1,807,229	—
Summit Spine & Joint Centers	Revolving Credit Facility	S+	4.75%	8.91%	3/25/2031	Health Care Providers & Services	1,780,037	—
FMG Suite	Delayed Draw Term Loan	S+	4.75%	8.91%	9/9/2032	Software	1,698,113	—
Taymax Group	Revolving Credit Facility	S+	5.18%	9.45%	7/31/2026	Hotels, Restaurants & Leisure	1,664,338	712,093
Power Digital	Revolving Credit Facility	S+	5.50%	9.78%	3/10/2028	Internet Software & Services	1,638,672	1,392,871
Merchant Industry & Valor PayTech	Delayed Draw Term Loan	S+	4.75%	8.77%	9/19/2031	Financial Services	1,609,814	—
Aprio	Delayed Draw Term Loan	S+	4.75%	8.75%	8/1/2031	Financial Services	1,548,386	—
Ned Stevens	Revolving Credit Facility	S+	5.00%	9.00%	11/1/2028	Diversified Consumer Services	1,538,560	1,794,987
Cherry Bekaert	Revolving Credit Facility	S+	5.25%	9.41%	6/30/2028	Financial Services	1,487,344	2,331,260
SavATree	Delayed Draw Term Loan	S+	5.00%	9.00%	6/6/2031	Commercial Services & Supplies	1,443,408	3,488,723
Gallo Mechanical	Revolving Credit Facility	S+	4.75%	9.06%	8/2/2032	Construction & Engineering	1,377,103	-
SavATree	Revolving Credit Facility	S+	5.00%	9.00%	6/6/2031	Commercial Services & Supplies	1,363,182	1,315,351
Cerity Partners	Revolving Credit Facility	S+	5.25%	9.45%	7/30/2029	Capital Markets	1,288,713	1,472,815
Cumming Group	Revolving Credit Facility	S+	4.75%	8.91%	11/16/2027	Construction & Engineering	1,286,020	997,322
Steward Partners	Revolving Credit Facility	S+	4.75%	8.91%	10/14/2028	Capital Markets	1,277,778	—

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2025

(unaudited)

Investment	Investment Type	Index	Spread	Interest Rate	Maturity	Industry	September 30, 2025	December 31, 2024
RailPros	Delayed Draw Term Loan	S+	4.50%	8.70%	5/24/2032	Construction & Engineering	$1,263,158	$—
SupplyHouse	Revolving Credit Facility	S+	4.00%	8.31%	7/1/2032	Trading Companies & Distributors	1,250,000	—
Clearway Pain Solutions	Revolving Credit Facility	S+	5.50%	9.76%	8/31/2030	Health Care Providers & Services	1,217,398	—
AmpliFi	Revolving Credit Facility	S+	5.00%	9.16%	4/23/2030	Financial Services	1,202,512	1,202,512
Allied Power Group	Revolving Credit Facility	S+	5.00%	9.00%	5/16/2030	Energy Equipment & Services	1,200,844	1,200,844
Gallo Mechanical	Delayed Draw Term Loan	S+	4.75%	9.06%	8/2/2032	Construction & Engineering	1,172,002	—
O6 Environmental	Revolving Credit Facility	S+	4.75%	9.07%	8/5/2032	Commercial Services & Supplies	1,159,222	—
AGS Health	Delayed Draw Term Loan	S+	4.50%	8.70%	8/2/2032	Health Care Technology	1,136,400	—
APT Healtcare	Delayed Draw Term Loan	S+	5.00%	9.00%	9/30/2030	Health Care Providers & Services	1,111,111	—
APT Healtcare	Revolving Credit Facility	S+	5.00%	9.00%	9/30/2030	Health Care Providers & Services	1,111,111	—
Levata	Delayed Draw Term Loan	S+	5.00%	9.00%	8/20/2027	Trading Companies & Distributors	1,104,449	—
National Trench Safety	Revolving Credit Facility	S+	5.50%	9.60%	12/3/2028	Construction & Engineering	1,083,844	283,502
Prime Pensions	Revolving Credit Facility	S+	4.75%	8.95%	2/26/2030	Financial Services	1,047,086	1,047,086
Precision Concepts	Delayed Draw Term Loan	S+	4.75%	8.95%	8/2/2032	Containers & Packaging	1,019,691	—
FMG Suite	Revolving Credit Facility	S+	4.75%	8.91%	9/9/2032	Software	1,018,868	—
Eagle Fire	Revolving Credit Facility	S+	4.50%	8.82%	7/15/2032	Commercial Services & Supplies	942,308	—
Med Tech Solutions	Revolving Credit Facility	S+	5.25%	9.41%	6/3/2032	Health Care Technology	921,922	—
Unison Global	Delayed Draw Term Loan	S+	5.00%	9.14%	9/19/2028	Software	913,146	913,146
AIA Contract Documents	Revolving Credit Facility	S+	4.75%	8.75%	7/2/2031	Software	909,092	—
Embark	Revolving Credit Facility	S+	4.50%	8.67%	9/2/2032	Financial Services	900,000	—
Riccobene Associates Family Dentistry	Revolving Credit Facility	S+	4.75%	8.89%	10/31/2030	Health Care Providers & Services	852,503	—
Novvia Group	Revolving Credit Facility	S+	5.25%	9.25%	1/31/2032	Containers & Packaging	820,382	—
Industrial Service Group	Revolving Credit Facility	S+	5.75%	10.06%	12/7/2028	Trading Companies & Distributors	815,680	193,973
A1 Garage Door Service	Revolving Credit Facility	S+	4.50%	8.66%	12/22/2028	Construction & Engineering	788,740	788,740
Leaf Home	Revolving Credit Facility	S+	5.25%	9.41%	9/4/2031	Building Products	750,000	—
MDpanel	Revolving Credit Facility	S+	6.50%	10.77%	8/2/2029	Health Care Providers & Services	680,354	680,354
VaxCare	Revolving Credit Facility	S+	4.50%	8.79%	6/17/2032	Health Care Technology	666,667	—
RailPros	Revolving Credit Facility	S+	4.50%	8.70%	5/24/2032	Construction & Engineering	662,309	—
Sequel Ortho (fka OrthoNebraska)	Revolving Credit Facility	S+	6.50%	10.60%	7/31/2028	Health Care Providers & Services	659,331	659,331
PlayPower	Revolving Credit Facility	S+	5.25%	9.25%	8/28/2030	Leisure Products	656,566	—
AGS Health	Delayed Draw Term Loan	S+	4.50%	8.70%	8/2/2032	Health Care Technology	625,050	—
Precision Concepts	Revolving Credit Facility	S+	4.75%	8.95%	8/2/2032	Containers & Packaging	523,204	—
Tribute Technology	Revolving Credit Facility	S+	6.30%	10.47%	10/30/2028	Software	518,506	801,327
Novvia Group	Delayed Draw Term Loan	S+	5.25%	9.25%	1/31/2032	Containers & Packaging	508,280	—
R.F. Fager	Delayed Draw Term Loan	S+	5.00%	9.27%	3/4/2030	Trading Companies & Distributors	501,088	—
Dun & Bradstreet	Revolving Credit Facility	S+	5.50%	9.67%	8/26/2032	Internet Software & Services	500,000	—
Hilco Vision	Revolving Credit Facility	S+	6.00%	10.00%	4/21/2030	Health Care Providers & Services	457,572	—
Cumming Group	Delayed Draw Term Loan	S+	4.75%	8.91%	11/16/2027	Construction & Engineering	407,611	791,007
Merchant Industry & Valor PayTech	Revolving Credit Facility	S+	4.75%	8.77%	9/19/2031	Financial Services	399,375	—
AGS Health	Revolving Credit Facility	S+	4.50%	8.70%	8/2/2032	Health Care Technology	397,800	—
R.F. Fager	Revolving Credit Facility	S+	5.00%	9.27%	3/4/2030	Trading Companies & Distributors	303,690	—
Russell Landscape Group	Revolving Credit Facility	S+	5.50%	9.67%	4/11/2030	Commercial Services & Supplies	282,401	427,881
AGS Health	Revolving Credit Facility	S+	4.50%	8.70%	8/2/2032	Health Care Technology	227,250	—
Capital Consultants Management Corporation	Delayed Draw Term Loan	S+	5.00%	9.20%	11/3/2031	Commercial Services & Supplies	212,800	—
Heritage Partners	Revolving Credit Facility	AFR	0.00%	3.94%	12/22/2026	Diversified Consumer Services	156,170	156,170
GoldenSource	Revolving Credit Facility	S+	5.00%	9.19%	5/12/2028	IT Services	130,978	471,520
Avita Pharmacy	Revolving Credit Facility	S+	5.00%	9.43%	11/6/2026	Consumer Staples Distribution & Retail	—	2,273,658
MDpanel	Delayed Draw Term Loan	S+	6.50%	10.77%	8/2/2029	Health Care Providers & Services	—	2,113,634
AIA Contract Documents	Revolving Credit Facility	S+	5.25%	9.63%	10/30/2026	Software	—	1,959,650
Allied Power Group	Delayed Draw Term Loan	S+	5.00%	9.00%	5/16/2030	Energy Equipment & Services	—	1,501,056
Foundation Source	Delayed Draw Term Loan	S+	5.00%	9.00%	9/6/2030	Professional Services	—	1,357,121
OrthoNebraska	Delayed Draw Term Loan	S+	6.50%	10.93%	7/31/2028	Health Care Providers & Services	—	1,318,661
Shearwater Health	Revolving Credit Facility	S+	5.00%	9.48%	9/30/2025	Health Care Providers & Services	—	944,028
Russell Landscape Group	Delayed Draw Term Loan	S+	5.50%	9.67%	4/11/2030	Commercial Services & Supplies	—	821,531
RotoCo	Revolving Credit Facility	S+	5.50%	9.65%	6/30/2028	Diversified Consumer Services	—	762,736
Ned Stevens	Delayed Draw Term Loan	S+	5.00%	9.30%	11/1/2029	Diversified Consumer Services	—	478,353
A1 Garage Door Service	Delayed Draw Term Loan	S+	4.50%	9.11%	12/22/2028	Construction & Engineering	—	478,055
Novvia Group	Revolving Credit Facility	S+	6.00%	10.46%	12/23/2026	Containers & Packaging	—	272,953
Cherry Bekaert	Delayed Draw Term Loan	S+	5.25%	9.41%	6/30/2028	Financial Services	—	209,847
						Total Unfunded Commitments	$155,572,886	$64,329,989

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2025

(unaudited)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the period commencing April 10, 2025 (Conversion) through September 30, 2025.

Period from April 10, 2025 through September 30, 2025 (a)
Per Share Data:
Net asset value, beginning of period	$25.00
Net investment income(b)	0.83
Net realized gain on investments and change in unrealized depreciation on investments(b)(c)	(0.30)
Net increase in net assets resulting from operations	0.53
Distributions declared from net investment income	(0.38)
Net asset value at end of period	$25.15
Total return(d)(h)	2.12%

The following is a schedule of financial highlights for the nine months ended September 30, 2025.

Nine Months Ended September 30, 2025
Shares outstanding at end of period	16,649,329
Statement of Assets and Liabilities Data:
Net assets at end of period	$418,657,699
Average net assets(e)	$364,157,586
Ratio/Supplemental Data:
Ratio of gross expenses to average net assets - annualized (f)	9.80%
Ratio of net expenses to average net assets - annualized (g)	8.91%
Ratio of net investment income to average net assets - annualized	7.98%
Portfolio turnover(h)	22.33%
Average debt outstanding	$329,247,805
Asset coverage ratio	215.74%

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
(f)
Ratio of gross expenses to average net assets is computed using total expenses excluding expense support and waivers from the Adviser and Administrator which represents an impact of (0.62)% and (0.28)%, respectively, on average net assets for the nine months ended September 30, 2025.
(g)
Ratio of net expenses to average net assets is computed using total expenses including the effects of expense support and waivers from the Adviser and Administrator which represents an impact of (0.62)% and (0.28)%, respectively, on average net assets for the nine months ended September 30, 2025.
(h)
Not annualized.

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

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2025

(unaudited)

The Fund operates through a single operating segment with a primary investment objective to generate current income and, to a lesser extent, capital appreciation. The Fund intends to invest primarily in senior secured first lien loans, with minority exposure to second lien loans, subordinated or mezzanine loans, and equity and equity-like investments, such as equity and/or warrant kickers, in privately owned U.S. middle market companies. The CODM monitors the performance of the Fund to make decisions about resources to be allocated using key factors such as the Fund’s portfolio composition, as shown on the Consolidated Schedules of Investments, the changes in net assets resulting from operations, as reported on the Consolidated Statements of Operations, and returns and expense ratios, as reported in Note 9 — Financial Highlights of the accompanying Notes to the Consolidated Financial Statements.

Note 11. Indemnifications

In the normal course of business, the Fund may enter into certain contracts that provide a variety of indemnities. The Fund’s maximum exposure under these indemnities is unknown. The Fund does not consider it necessary to record a liability in this regard.

Note 12. Subsequent Events

The Fund has considered the effects, if any, of events occurring after the date of the Fund’s accompanying Consolidated Statements of Assets and Liabilities through November 12, 2025, the date the consolidated financial statements were issued.

Other than the item discussed below, the Fund has concluded there are no other material items that warrant disclosure.

Subsequent to September 30, 2025 and through November 12, 2025, the Fund had additional commitments in the amount of $1,500,000.

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
•
the impact on our business of the shutdown of the U.S. government;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in the Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” in the Registration Statement. You should not place undue reliance on these forward-looking statements, which apply only as of the date of the Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements and projections contained in the Report, which are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

Our investment objective is to generate current income and, to a lesser extent, capital appreciation. The Fund intends to invest primarily in senior secured first lien loans, with minority exposure to second lien loans, subordinated or mezzanine loans, and equity and equity-like investments, such as equity and/or warrant kickers, in privately owned U.S. middle market companies. We use the term “middle market companies” to generally refer to companies with $15 million to $100 million of annual earnings before interest, taxes, depreciations and amortization (“EBITDA”), though we may invest in smaller or larger companies if attractive opportunities are available that are otherwise consistent with the strategy of the Fund. We expect that a majority of our investments will be in directly originated loans. While we may invest in second lien, subordinated or mezzanine loans, we do not expect these investments to comprise a material portion of our portfolio. Our investment strategy will also include a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds which may be used for the purposes of maintaining liquidity for our share repurchase program and cash management. Most of our investments will be in private U.S. companies, however (subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies,” which are generally privately offered securities issued by U.S. private or thinly-traded companies) we may also invest to some extent in non-U.S. companies. We may also invest in publicly traded loans or securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities.

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

Revenues

We generate revenue primarily in the form of interest on the debt investments that we hold. In addition, we may generate income from dividends on equity investments and capital gains on the sale of investments.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of senior secured loans and equity as of September 30, 2025, was approximately $747,176,144 and held in 80 portfolio companies as of September 30, 2025.

During the nine months ended September 30, 2025, we invested in 40 new investments for a combined cost of $185,614,255 and in existing investments for a combined cost of $62,144,621. We also received $140,925,268 in repayments from investments and $6,540,528 from investments sold during the nine months ended September 30, 2025.

In addition, for the nine months ended September 30, 2025, we had a change in unrealized depreciation of approximately $7,730,901 and realized gains of $1,245,400.

Our investment activity for the nine months ended September 30, 2025 and for the period from October 10, 2024 (commencement of operations) to December 31, 2024 is presented below:

	Nine Months Ended	From October 10, 2024
	September 30, 2025	to December 31, 2024
Beginning investment portfolio, at fair value	$650,974,766	$—
Investments in new portfolio investments	185,614,255	676,324,104
Investments in existing portfolio investments	62,144,621	—
Principal repayments	(140,925,268)	(29,187,828)
Proceeds from investments sold	(6,540,528)	(742,326)
Change in premiums, discounts and amortization	2,393,799	430,440
Net change in unrealized (depreciation) appreciation on investments	(7,730,901)	4,943,111
Realized gain (loss) on investments	1,245,400	(792,735)
Ending portfolio investment activity, at fair value	$747,176,144	$650,974,766
Number of portfolio investments	80	43
Average investment amount, at cost	$9,374,549	$15,023,992
Percentage of investments at floating rates	99.22%	99.10%

As of September 30, 2025, our entire portfolio consisted of non-controlled/non-affiliated investments.

Our portfolio composition and weighted average yields as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Portfolio composition, at fair value:
First lien secured debt	$692,057,027	$600,377,145
Unsecured debt	—	—
Weighted average yields, at amortized cost:
First lien secured debt	8.84%	10.11%
Unsecured debt portfolio	—	—
Total portfolio	8.84%	10.11%
Interest rate type, at fair value:
Fixed rate amount	$—	$287,327
Floating rate amount	$692,057,027	$600,089,818
Fixed rate, as percentage of total	0.00%	0.05%
Floating rate, as percentage of total	100.00%	99.95%
Interest rate type, at amortized cost:
Fixed rate amount	$3,973,959	$3,973,959
Floating rate amount	$702,109,970	$597,964,668
Fixed rate, as percentage of total	0.56%	0.66%
Floating rate, as percentage of total	99.44%	99.34%
Hedging	—	—

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

Investment Income

Total investment income for the three and nine months ended September 30, 2025 is presented in the table below:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Total interest income from non-controlled/non-affiliated investments	$15,472,394	$45,379,829
Total dividend income	302,688	610,544
Total investment income	$15,775,082	$45,990,373

Expenses

Total expenses, net of waivers for the three and nine months ended September 30, 2025 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Interest expense and credit facility fees	$5,755,568	$16,994,075
Management fee(a)	1,257,231	3,390,299
Incentive fee(a)	950,388	1,767,693
Organizational expenses	378,636	2,808,018
Professional fees	215,837	458,996
Amortization of deferred financing costs	125,000	375,000
Directors' fees	72,500	145,000
Administration fees(a)	—	185,996
Other expenses	207,968	565,342
Total expenses	$8,963,128	$26,690,419
Expense support reimbursement	537,873	537,873
Expense support	(378,636)	(2,808,018)
Management fee waiver(a)	—	(973,233)
Total expenses, net of waivers	$9,122,365	$23,447,041
(a)
Refer to Note 4 — Related Party Transactions within the consolidated financial statements for a description of the relevant fees.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Non-controlled/non-affiliated investments:
Net realized gain	$721,526	$1,603,525
Net realized loss	(363,333)	(358,125)
Foreign currency transactions	(1,617)	(5,651)
Net realized gains (losses)	$356,576	$1,239,749

Net Unrealized Gain (Loss)

Net unrealized gain (loss) was comprised of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Non-controlled/non-affiliated investments:
Net unrealized appreciation	$7,534,021	$18,288,932
Net unrealized depreciation	(7,144,972)	$(26,019,833)
Deferred tax liability	7,124	(811,214)
Foreign currency transactions	(15,379)	(13,861)
Net unrealized gains (losses)	$380,794	$(8,555,976)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We expect to generate cash primarily from (i) the net proceeds of our private offerings of our Shares, (ii) cash flows from our operations, (iii) the Leverage Facility (as discussed in Note 8 – Commitments and Contingencies), (iv) any financing arrangements we may enter into in the future and (v) any future offerings of our equity or debt securities. Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Shares. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $37,907,054 and $31,592,264, respectively. We believe that our liquidity and sources of capital are adequate to satisfy our anticipated cash requirements for the next twelve months and foreseeable future. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $83,912,051. The primary operating activities during this period were investments in portfolio companies. The Fund invested $185,614,255 in new portfolio investments and $62,144,621 in existing portfolio investments during the nine months ended September 30, 2025. This was offset by repayments of loans and sales of investments of $140,925,268 and $6,540,528, respectively.

As of September 30, 2025, we had 60 investments with unfunded commitments of $155,572,886. We believe that, as of September 30, 2025, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the nine months ended September 30, 2025 and the period from October 10, 2024 (commencement of operations) to December 31, 2024:

	Nine Months Ended	Period Ended
	September 30, 2025	December 31, 2024
Beginning investment portfolio	$650,974,766	$—
Investments in new portfolio investments	185,614,255	676,324,104
Investments in existing portfolio investments	62,144,621	—
Principal repayments	(140,925,268)	(29,187,828)
Proceeds from sales of investments	(6,540,528)	(742,326)
Net change in unrealized depreciation (appreciation) on investments	(7,730,901)	4,943,111
Net realized gain (loss) on investments	1,245,400	(792,735)
Net change in premiums, discounts and amortization	2,393,799	430,440
Investment Portfolio, at Fair Value	$747,176,144	$650,974,766

Financing Activities

Net cash provided by our financing activities for the nine months ended September 30, 2025 was $90,226,841, which consisted of $77,000,000 of net capital contributions from shareholders, $7,536,845 of distributions paid to our common shareholders during the period, and net borrowings on the Leverage Facility of $23,157,442.

Equity Activity

Investors made capital commitments to us in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$270,000,000	October 1, 2024
$103,737,374	October 3, 2024
$193,939,394	February 24, 2025
$8,000,000	June 12, 2025
$22,500,000	August 1, 2025
$19,500,000	September 1, 2025

As of September 30, 2025, the Fund had unfunded capital commitments of $214,391,869.

The number of shares of our Shares issued and outstanding as of September 30, 2025 was 16,649,329.

Distributions to Shareholders – Share Distributions

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

RECENT DEVELOPMENTS

Subsequent to September 30, 2025 through November 12, 2025, the Fund invested $99,881,307 at cost in 16 different portfolio companies.

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

PIK Income. The Fund may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Fund’s Consolidated Statements of Operations. If at any point the Fund believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Fund’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Fund has not yet collected cash.

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

The Fund intends to utilize leverage (including through the establishment of wholly-owned financing subsidiaries), to finance its investments and operations. The amount of leverage that the Fund employs will be subject to the restrictions of the Investment Company Act and the supervision of the Board. As of September 30, 2025, the Fund had $366,166,584 outstanding on the Leverage Facility.

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying Consolidated Statements of Assets and Liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of September 30, 2025 we had 60 investments with unfunded commitments of $155,572,886. We believe that, as of September 30, 2025, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

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

The impact of SOFR fluctuations on interest income and interest expense for the three months ended September 30, 2025 is presented in the table below:

	Increase	Increase	Increase
($ in thousands)	(Decrease)	(Decrease)	(Decrease)
	in Interest	in Interest	in Net Investment
Change in interest rates (bps)	Income	Expense	Income
Up 300 basis points	$18,617	$(10,024)	$8,593
Up 200 basis points	12,411	(6,683)	5,729
Up 100 basis points	6,206	(3,341)	2,864
Down 100 basis points	(6,206)	3,341	(2,864)
Down 200 basis points	(12,411)	6,683	(5,729)
Down 300 basis points	(18,617)	10,024	(8,593)

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not reflect potential changes in the credit market, credit quality, size and composition of the assets on the Consolidated Statements of Assets and Liabilities and other business developments that could affect our net increase in net assets resulting from operations or net investment income. Accordingly, no assurances can be given that actual results would not differ materially from those shown above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Fund adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Securities Act.

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
10.1*

Omnibus Amendment to Transaction Documents, including the Loan Agreement (previously filed as an exhibit to Audax Private Credit Fund’s Form 10/A, filed on June 17, 2025), dated as of September 30, 2025, by and among APCF SPV I, LLC, as borrower, Audax Management Company (NY), LLC, as collateral manager, Wells Fargo Bank, National Association, as a lender and the administrative agent, and Computershare Trust Company, N.A., as collateral custodian and collateral agent (incorporated by reference to Exhibit 10.1 to the Fund's Form 8-K, filed on October 3, 2025).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

* Exhibits and/or schedules to this Exhibit have been omitted in accordance with Item 601 of Regulation S-X. The registrant agrees to furnish supplementally a copy of all omitted exhibits and/or schedules to the SEC upon its request.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Private Credit Fund, LLC

Date: November 12, 2025	By:	/s/ Kevin Magid
Kevin Magid
Director, Chairperson and Chief Executive Officer (Authorized Signatory)

Date: November 12, 2025	By:	/s/ Alexander Gardiner
Alexander Gardiner
interim Chief Financial Officer (Principal Financial Officer)