Form 10-K
period 2025-12-31
Audax Private Credit Fund, LLC
filed 2026-03-24
CIK 2033362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission file number 814-01861

Audax Private Credit Fund, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	99-4488204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Park Avenue New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 703-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Limited liability company interests, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant’s limited liability company interests, $0.001 par value per share (the “Common Shares”), outstanding at March 23, 2026 was 20,905,192.

AUDAX PRIVATE CREDIT FUND, LLC

Index to Annual Report on Form 10-K for

Year Ended December 31, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report on Form 10-K (the “Annual Report”), except where the context suggests otherwise, the terms “we,” “us,” “our,” the “Company” and the “Fund” refer to Audax Private Credit Fund, LLC. The information contained in this section should be read in conjunction with the consolidated financial statements and Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report.

This Annual Report contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Fund, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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
•
actual and potential conflicts of interest with Audax Management Company (NY), LLC, Audax Management Company, LLC, and their affiliated entities (“Audax Group”), Audax PDB Management Company, LLC, the Fund’s investment adviser (the “Adviser”) and its affiliates, and its senior investment team;
•
elevated levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
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
•
risks associated with possible disruption in our or our portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and
•
the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this Annual Report and elsewhere in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of the Annual Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements and projections contained in this Annual Report, which are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

SUMMARY OF RISK FACTORS

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following summary should be read in conjunction with the complete discussion of risk factors we face, which are set forth below in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Risks Related to Our Business and Structure

•
We have a limited operating history.
•
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.
•
We intend to borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.
•
We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.
•
If we are unable to source investments, access financing or manage future growth effectively, we may be unable to achieve our investment objective.
•
Failure to maintain our status as a BDC would reduce our operating flexibility.
•
We may experience fluctuations in our quarterly results.
•
Because our business model will depend to a significant extent upon relationships with corporations, financial institutions and investment firms, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•
Our Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval.
•
We are operating in a period of disruption, volatility and uncertainty in the capital markets and in the economy generally.

Risks Related to Our Portfolio Investments

•
Our investments in portfolio companies may be risky, and we could lose all or part of our investment.
•
An investment strategy focused primarily on privately held middle market companies presents certain challenges, including but not limited to, the lack of available information about these companies.
•
Our portfolio securities will be non-traded or thinly traded in many instances and, as a result, the lack of liquidity in our investments may adversely affect our business.
•
Our portfolio may be invested in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
•
Loan originations may expose us to risk not present in other types of loans.
•
We generally will not control the business operations of our portfolio companies and management of our portfolio companies could make decisions adverse to our interests as debt investors.
•
We may not have the funds or ability to make additional investments in our portfolio companies.
•

Risks Related to Our Securities

•
We may not be able to pay you distributions, and our distributions may not grow over time.
•
We may need to raise additional capital to grow because we must distribute most of our income.
•
A significant portion of our investment portfolio is recorded at fair value as determined in good faith by our Valuation Designee and, as a result, there is uncertainty as to the value of our portfolio investments.
•
Our distributions to shareholders may be funded from expense reimbursements or waivers of investment advisory fees, some of which are subject to repayment pursuant to our Expense Support and Conditional Reimbursement Agreement.
•
A shareholder’s interest in us could be diluted if we issue additional Shares, which could reduce the overall value of an investment in us.
•
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
•
Investing in our shares involves a high degree of risk and is highly speculative.
•
The NAV of our shares may fluctuate significantly.

Risks Related to the Adviser and Its Affiliates; Conflicts of Interest

•
Our Adviser and its affiliates, including our officers and some of our directors, could face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in the best interests of our shareholders.
•
We may make investments that could give rise to a conflict of interest.
•
The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to the fact that our Adviser is not prohibited from raising money for or managing other entities that make the same types of investments that we target.
•
Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose its key professional(s), our ability to achieve our investment objective could be significantly harmed.

General Risks Related to an Investment in the Fund

•
It is uncertain as to when profits, if any, will be realized by the Fund.
•
Consumer, corporate and financial confidence may be adversely affected by current or future tensions around the world, fear of terrorist activity and/or military conflicts, localized or global financial crises or other sources of political, social or economic unrest.
•
The ongoing armed conflict as a result of the war and international conflict in Ukraine and the Middle East have caused global uncertainty and may have a material adverse impact on us and our portfolio companies.
•
Inflation and deflation present risks for us.
•
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•
Market and interest rate fluctuations may pose risks for us.
•
There is no public market for the Shares, and we do not expect any market for the Shares to develop.
•
We may be unable to invest a significant portion of the net proceeds of any offering of the Shares on acceptable terms in an acceptable time frame.

Certain U.S. Federal Income Tax Risks

•
To the extent that we do not realize income or choose not to retain after-tax realized net capital gains, we will have a greater need for additional capital to fund our investments and operating expenses.
•
We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code, including as a result of our failure to satisfy the RIC distribution requirements.
•
Our portfolio investments may present special tax issues.
•
We may have difficulty paying our required distributions if we recognize income before or without receiving cash and representing such income.

PART I

ITEM 1. BUSINESS

General

The Fund

We are organized as a Delaware limited liability company named Audax Private Credit Fund, LLC. We are a newly-organized, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated and qualify as a RIC under Subchapter M of the Code. As a BDC and a RIC, we must comply with certain regulatory requirements. See “Item 1. Business—Regulation as a Business Development Company” and “—Material U.S. Federal Income Tax Considerations.”

Prior to converting to a Delaware limited liability company on April 10, 2025 (the “Conversion”) and electing to be regulated as a BDC on April 23, 2025 (the “Conversion Effective Date”), we operated as Audax Private Credit Fund, LP, a Delaware limited partnership originally organized on July 23, 2024 (the “Limited Partnership”), as a private fund in reliance on an exception from the definition of “investment company” under Section 3(c)(7) of the Investment Company Act. On April 7, 2025, pursuant to a plan of conversion (the “Plan of Conversion”), a majority of the limited partners and the general partner of the private fund approved, among other things, the Fund’s Limited Liability Company Agreement (the “LLC Agreement”), the Fund’s election to be regulated as a BDC under the Investment Company Act, an investment advisory agreement, dated April 10, 2025 (the “Advisory Agreement”), the persons elected to the Board of Directors of the Fund (the “Board” or “Board of Directors” and each member of the Board of Directors, a “Director”) and an asset coverage ratio of 150%.

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

To seek to enhance returns, the Fund intends to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the Investment Company Act, which currently allows the Fund to borrow up to a 2:1 debt to equity ratio. In determining the amount of leverage we employ at any particular time, we expect to analyze the maturity, covenants and interest rate structure of the proposed borrowings, the risks of such borrowings within the context of our investment outlook, the underlying performance of our portfolio companies, and the impact of leverage on the Fund. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Fund. The amount of any leverage that we will employ as a BDC will be subject to oversight by our Board of Directors.

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our Board of Directors, in its discretion.

We expect to conduct private offerings of our limited liability company interests, $0.001 par value per share (“Common Shares”) and preferred limited liability company interests (the “Preferred Shares” and, together with the Common Shares, the “Shares”) to investors in reliance on exemptions from the registration requirements of the Securities Act. See “Item 1. Business—Private Offering.”

Private Fund Background

We were initially formed as a Delaware limited partnership under the laws of the State of Delaware on July 23, 2024.

Prior to the Conversion, we operated as a private fund in reliance on an exemption from the definition of “investment company” under Section 3(c)(7) of the Investment Company Act. As a private fund, we held closings from time to time, to investors who are (i) “accredited investors” within the meaning of Regulation D under the Securities Act, in reliance on exemptions from the registration requirements of the Securities Act, and (ii) “qualified purchasers” as defined under the Investment Company Act. Pursuant to subscription agreements with the private fund, investors in the private fund made commitments to purchase limited partner interests (“Capital Commitments”) and were required to fund capital contributions to purchase limited partner interests. In addition, such subscription agreements required that, to the extent such investor had any unfunded Capital Commitments immediately prior to the Conversion (such investors, the “Anchor Investors”), such Anchor Investors would enter into a subscription agreement with the Fund that had a similar drawdown structure (a “Drawdown Subscription Agreement”). Accordingly, Anchor Investors that had uncalled capital prior to the Conversion may have their unfunded Capital Commitments called, alongside monthly subscriptions or intra-month, during the 12-months following the Conversion (the “Interim Period”). As of April 10, 2025, immediately prior to the Conversion, the private fund had raised $568 million in Capital Commitments, including $6 million committed to the private fund by an affiliate of the Adviser, and had called capital in the amount of $326 million.

Private Offering

The Fund is non-exchange traded, meaning our Shares are not listed for trading on a stock exchange or other securities market, and our Shares are intended to be sold at a price generally equal to the Fund’s monthly net asset value (“NAV”) per share.

Following the Conversion Effective Date, we expect to conduct private offerings of our Shares to investors in reliance on exemptions from the registration requirements of the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D and Regulation S promulgated thereunder (the “Private Offering”). Investors in our private offering are required to be “accredited investors” as defined in Regulation D of the Securities Act. Each investor in the Private Offering will purchase Shares pursuant to a subscription agreement entered into with us (a “Subscription Agreement”). The Fund reserves the right to conduct additional offerings of securities in the future in addition to the Private Offering. In addition, although the Fund intends to issue Shares (as defined herein) on a monthly basis, the Fund retains the right, if determined by it in its sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by the Fund, more or less frequently to one or more investors for portfolio management, regulatory, tax or other reasons.

While a Shareholder will not know the NAV applicable on the effective date of the Share purchase, the Fund’s NAV applicable to a purchase of Shares will be available generally within 20 business days after the last day of each month; at that time, the number of Shares based on that NAV and each Shareholder’s purchase will be determined and Shares are credited to the Shareholder’s account as of the effective date of the Share purchase. If investors wish to know the NAV prior to the subscription being accepted they must contact their financial advisor.

On April 10, 2025, upon Conversion, we admitted 16 shareholders (the “Initial Members”) to the Fund, such Initial Members’ existing limited partnership interests in the private fund converting to an equivalent amount of Shares of the Fund based on a NAV per Share of $25 upon Conversion, and accepted $241 million in commitments from the Initial Members to purchase Shares pursuant to Drawdown Subscription Agreements (“Commitments”), including $2 million committed by an affiliate of the Adviser. Closings (each, a “Closing”) may occur on a monthly or intra-month basis, and, during the Interim Period, the Initial Members may have capital called by the Fund alongside monthly or intra-month Closings (or such other times as may be determined by the Adviser in its discretion).

Pursuant to the Drawdown Subscription Agreements, the Initial Members made Commitments to purchase Shares during the Interim Period. The Drawdown Subscription Agreements provide that the Initial Members are required to fund capital contributions to purchase Shares (each, a “Drawdown Purchase”), each time we deliver a drawdown notice, which we deliver at least 10 business days prior to the date on which contributions will be due (each, a “Capital Drawdown Date”). Drawdown Purchases will generally be made pro rata, in accordance with unfunded Commitments of all Initial Members. In addition, the Drawdown Subscription Agreements provide that we retain the right at our discretion to call Drawdown Purchases on a non-pro rata basis so that the assets of the Fund will not be considered “plan assets” under Employee Retirement Income Security Act of 1974, as amended (“ERISA”) or certain U.S. Department of Labor regulations promulgated thereunder, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”), or as otherwise necessary or desirable in order to comply with ERISA or any other applicable legal, contractual, regulatory, tax or similar regimes. Each Drawdown Purchase is made at a price per Share equal to our Per Share NAV as determined within 48 hours of the Capital Drawdown Date, excluding Sundays and holidays, of such sale, subject to certain exceptions and calculated in accordance with the Investment Company Act. No investor in our private placement will be required to invest more than the total amount of its Commitment.

An investor will be released from any obligation to purchase additional Shares on the earlier of (i) the date that such investor’s Commitment is fully called and (ii) the end of the Interim Period.

While the Fund expects each Subscription Agreement to reflect the terms and conditions summarized above, the Fund reserves the right to enter into Subscription Agreements that contain terms and conditions not found in the Subscription Agreements entered into with other investors, subject to applicable law, including Section 18 (as modified by Section 61) of the Investment Company Act. Variations in the terms and conditions between Subscription Agreements that the Fund may enter into primarily address administrative, tax and operational matters and may include or address, as applicable, (i) limits on the Fund’s ability to draw capital from investors at varying levels (e.g., 3%, 5%, 10% and 25% thresholds) due to certain regulatory implications and reporting obligations associated with such beneficial ownership, (ii) tax status and reporting needs, (iii) immaterial investment restrictions in order to comply with regulatory requirements, and/or (iv) certain reporting differences derived from or derivable from financial statements. For the avoidance of doubt, the Fund would not provide any shareholder with: (i) priority over any other shareholder as to distribution of assets or payment of dividends, (ii) preferential redemption or withdrawal rights (except to the extent necessary and/or permitted under applicable law), (iii) preferential rights with respect to portfolio holdings or exposures (except to the extent necessary and/or permitted under applicable law), (iv) access to material non-public information (except in accordance with Regulation FD under the Securities Act and other applicable securities laws), or (v) a different management fee from that paid by other shareholders. Further, no investor in the Private Offering will be permitted to make an investment in the Fund on economic terms and conditions that are more favorable than the economic terms and conditions contained in the Subscription Agreements entered into with all other investors.

Audax Private Debt, the Adviser, and the Administrator

Audax Private Debt

Audax Private Debt, the credit business of Audax Group, is a leading direct lender to private equity-backed U.S. middle market companies, with current assets under management (“AUM”) of $26 billion1. Established in 2000, Audax Private Debt has raised over $43 billion of capital and deployed $53 billion in over 1,300 middle market companies across its senior secured first lien, unitranche, and mezzanine debt strategies since inception2. As of December 31, 2025, Audax Private Debt has supported over 295 private equity sponsors with its financing solutions, which we believe demonstrates Audax Private Debt’s extensive deal sourcing network and underwriting infrastructure. We believe Audax Private Debt’s disciplined approach to growth has allowed it to maintain a consistent investment strategy that has generated attractive risk-adjusted returns across multiple economic cycles over its operating history. The Adviser intends to employ the same rigorous underwriting and investment strategies used by the investment professionals of Audax Private Debt in respect of its other investment funds to seek to achieve the Fund’s investment objective.

Founded in 1999, Audax Group is a global investment business and a leading capital partner to middle market companies, with over $46 billion in AUM and offices in New York, Boston, San Francisco, London and Hong Kong. Audax Group has over 490 employees, including over 190 investment professionals, who manage over 495 current investments in middle market companies across private credit and private equity3.

1 As of September 30, 2025. AUM is calculated as total gross assets plus undrawn equity commitments (less any amounts outstanding on lines of credit which are expected to be paid down using undrawn equity).

2 As of September 30, 2025. Capital raised across Audax Private Debt includes $22 billion of existing/anticipated leverage on certain Private Debt vehicles and does not include withdrawals and redemptions from certain open-end funds/accounts.

3 As of September 30, 2025, AUM is calculated as total gross assets (inclusive of assets held by special purpose financing vehicles) plus undrawn equity commitments (less any amounts outstanding on lines of credit which are expected to be paid down using undrawn equity).

Our Adviser

Our investment activities will be managed by our Adviser, Audax PDB Management Company, LLC pursuant to the Advisory Agreement. See “Item 1. Business—Advisory Agreement.” Our Adviser is a Delaware limited liability company and wholly-owned subsidiary of Audax Management Company (NY), LLC, the registered investment adviser for other Audax Private Debt entities. The Adviser, which was formed for the purpose of serving as investment adviser to the Fund, is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser does not currently provide investment advisory services to any other Audax Private Debt entity. Audax Private Debt will provide the Adviser with a team of investment professionals who have substantial experience in credit origination and underwriting, including members of the Adviser’s investment committee (“Investment Committee”). The Adviser expects to benefit significantly from Audax Private Debt’s capabilities in sourcing, diligencing, underwriting and structuring potential investments, and monitoring portfolio companies. The Adviser will manage our day to day business affairs and manage our portfolio under the general oversight of our Board of Directors.

The Adviser’s duties related to investments are detailed in the Advisory Agreement, an investment advisory agreement between the Fund and the Adviser, including that our Adviser will be responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, evaluating investment opportunities, negotiating the terms and disposition of our investments and monitoring our investments and portfolio companies on an ongoing basis. Our Board of Directors is responsible for monitoring whether the Adviser is appropriately discharging its duties under the Advisory Agreement.

The Fund’s assets and liabilities will be valued in accordance with the valuation policies and procedures of the Fund and the Adviser, as may be amended from time to time, a copy of which will be available upon request. Such valuations will be made in accordance with Rule 2a-5 under the Investment Company Act, the SEC rule governing the valuation of a BDC’s portfolio investments, and U.S. Generally Accepted Accounting Principles (“GAAP”). The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the Investment Company Act (the “Valuation Designee”), and in that role the Adviser is responsible for performing fair value determinations relating to all of the Fund’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Fund’s Board of Directors. Even though the Board of Directors designated the Adviser as its “valuation designee,” the Board of Director’s audit committee continues to be responsible for overseeing the processes for determining fair valuation.

Investment Committee

The purpose of the Investment Committee is to evaluate and approve all investments by our Adviser. The Investment Committee review process is intended to bring the diverse experience and perspectives of the committee members to the analysis and consideration of every investment. We believe this process provides consistency to our Adviser’s investment philosophy and policies. The Investment Committee will also determine appropriate investment size and mandate ongoing monitoring requirements. No member of the Investment Committee will serve as the lead portfolio manager, and its members are equally responsible for the management of our portfolio.

Potential transactions will be reviewed on a regular basis. Members of the Investment Committee are encouraged to share information and views on credits with the deal team members early in their analysis. This process improves the quality of the analysis and enables the deal team members to work more efficiently. In addition to reviewing investments, the Investment Committee meetings will serve as a forum to discuss the committee members’ credit market views and outlook.

Portfolio Management

The Adviser will review investment performance on a regular basis to evaluate whether each investment is delivering the expected results. For each investment, portfolio monitoring processes will measure the borrower’s current and projected financial performance versus historical performance, with emphasis on financial results since the funding of the investment. As part of the Adviser’s financial performance evaluation, it will monitor, among other items, the borrower’s historical, current and projected covenant compliance. Additionally, the Adviser will maintain communication with other lenders, borrowers, and private equity sponsors, and manage any credit amendments or waivers on our behalf.

Our Administrator

On April 10, 2025, we entered into an administration agreement with Audax Management Company (NY), LLC, the Fund’s administrator (the “Administrator”), pursuant to which the Administrator provides administrative services to the Fund (the “Administration Agreement”). Under the Administration Agreement, the Administrator will perform, or oversee the performance of administrative services necessary for the operation of the Fund, which include being responsible for the financial records which the Fund is required to maintain and preparing reports filed with the SEC. In addition, the Administrator will assist in determining and publishing the Fund’s NAV, overseeing the preparation and filing of the Fund’s tax returns and the printing and dissemination of reports to the Fund’s shareholders, and generally overseeing the payment of the Fund’s expenses and the performance of administrative and professional services rendered to the Fund by others. The principal executive office of our administrator is located at 320 Park Avenue, New York, NY 10022.

The Administrator, on behalf of us and at our expense, may retain one or more service providers as custodian, sub-administrator, and transfer agent for the Fund. All of the foregoing expenses will ultimately be borne by the Fund’s shareholders. The Adviser and the Board of Directors will be responsible for overseeing the activities of the custodian, sub-administrator, and transfer agent.

The Board of Directors

Overall responsibility for the Fund’s oversight rests with the Board. We entered into the Advisory Agreement with the Adviser, pursuant to which the Adviser manages the Fund on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the Investment Company Act, the Fund’s LLC Agreement and applicable provisions of state and other laws. The Adviser keeps the Board informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board with additional information as the Board may, from time to time, request. The Board is currently composed of seven members, four of whom are directors who are not “interested persons” of the Fund or the Adviser as defined in the Investment Company Act (the “Independent Directors”). Our Board does not currently have a designated lead Independent Director. The Board meets at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established an Audit Committee and a Nominating and Corporate Governance Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities.

Market Opportunity

Responsible for one third of U.S. GDP and employment, the U.S. middle market presents a rich opportunity set comprised of over 200,000 companies. Standalone, the U.S. middle market would rank as the third-largest economy in the world by GDP4. Additionally, the middle market has demonstrated resiliency during uncertain economic environments, including during the 2007-2009 financial crisis, when it added more than two million jobs. We believe that these dynamics are appealing to private equity sponsors, as is the fragmented nature of the middle market, which provides opportunities to grow companies organically and through acquisitions.

Companies in the middle market backed by private equity firms often seek the bespoke terms and flexibility offered by direct lenders. We believe we will benefit from Audax Private Debt’s ability to capitalize on these dynamics, acting as a financing solutions provider for private equity sponsors that seek lasting relationships with their lenders. The Fund and the Adviser believe that Audax Private Debt’s size, flexibility, and committed capital base makes it a desirable financing source in this segment of the market.

We intend to focus primarily on companies generating between $15 million and $100 million of EBITDA annually and we and the Adviser believe companies of this size have traditionally had a narrower set of financing options than their larger counterparts and often have favorable structural attributes, including more conservative leverage levels, higher yields, financial maintenance covenants, and other enhanced documentation provisions.

Competitive Strengths

The Fund believes that it will benefit from the significant scale and resources of Audax Private Debt, including but not limited to the benefits of its investment platform, sourcing strategies, and relationships with private equity firms. Certain highlights of Audax Private Debt’s competitive strengths are summarized below:

4 Source: Year-End 2023 Middle Market Indicator, National Center for the Middle Market, World Bank, Bureau of Economic Analysis.

Cohesive and Experienced Investment Team. Audax Private Debt’s team is comprised of 81 dedicated investment professionals across its origination, underwriting, capital markets and portfolio management functions, including 24 Managing Partners, Partners, Senior Managing Directors, and Managing Directors with an average of nearly 27 years of experience. The senior leadership team has a long history of working together focused exclusively on originating, underwriting and monitoring middle market investments. Audax Private Debt was established in 2000 by Kevin Magid, its current Chief Executive Officer. Other senior management team members include Rahman Vahabzadeh, Managing Partner, Steven Ruby, Managing Partner, and Michael McGonigle, Managing Partner, who have worked at Audax Private Debt since 2001, 2003 and 2007, respectively. Additionally, many of the investment team’s 24 Managing Directors have spent the substantial majority of their careers at Audax Private Debt and average nearly 15 years with the firm. We believe that the continuity and stability of Audax Private Debt’s investment team is a competitive advantage.

Disciplined Investment Approach. The Audax Private Debt platform operates under a disciplined investment framework that has remained consistent across multiple credit and economic cycles. Audax Private Debt’s investment process begins by generating quality and diverse deal flow primarily through directly sourcing investment opportunities from private equity firms, followed by rigorous due diligence to evaluate each opportunity. Audax Private Debt targets companies in non-cyclical industries with leading market positions, attractive financial profiles, diversified business models, proven management teams, appropriate capital structures, and high-quality underwriting EBITDA. With a focus on capital preservation, Audax Private Debt seeks to minimize downside risk through its disciplined investment approach, rigorous due diligence, meaningful portfolio diversification, and proactive investments monitoring.

Broad Deal Sourcing Network Established over 26 years. We believe Audax Private Debt’s proprietary direct origination capability is a competitive advantage that enables optimal asset selectivity. Audax Private Debt has established an extensive deal sourcing network since its inception in 2000, assessing over 23,000 opportunities and providing debt capital to over 295 private equity sponsors across over 1,300 middle market transactions. Audax Private Debt has generated consistent deal flow by being a responsive and flexible provider of capital through various credit and economic cycles. Audax Private Debt’s ability to provide multiple financing options (including senior debt, unitranche debt, and junior debt) has contributed to its ability to generate significant repeat business from its private equity clients and establish itself as a preferred source of debt capital.

The primary driver of Audax Private Debt’s deal flow is its direct marketing effort to middle market private equity firms. Audax Private Debt has sourced opportunities from over 810 private equity sponsors over the past 26 years. Generally, these sponsors manage funds ranging from approximately $500 million to $5 billion in size, and they often seek relationship-oriented financing sources with committed capital and a long-term investment perspective. In addition to its direct marketing effort, Audax Private Debt has long-standing relationships with investment banks, agents, brokers, and financial advisors that seek financing for their clients.

Comprehensive Debt Capital Solutions. We believe Audax Private Debt’s scale and expertise in structuring financings across all levels of the capital structure are important competitive advantages for the Fund. Many Audax Private Debt professionals have spent the majority of their careers assessing leveraged financial transactions and have structured senior debt, junior debt, unitranche debt, high yield debt and preferred and common stock financings, among others. By combining these skills and depth of transaction experience with a mandate that allows for investment structuring flexibility, Audax Private Debt can tailor financing solutions to an issuer’s specific needs, while remaining competitive with alternative sources of capital and consistent with the Fund’s investment criteria. In addition, we believe Audax Private Debt’s ability to provide significant commitment and hold sizes with respect to its financings in the middle market strengthens its value proposition to borrowers.

Consistent Middle Market Focus. Since inception in 2000, the Audax Private Debt platform has deployed $53 billion into middle market businesses. Audax Private Debt has maintained this focus over the last 26 years, avoiding style drift despite significant growth across the Audax Private Debt platform.

Audax Private Debt’s focus on the middle market for over two decades has been driven by what it believes to be the compelling risk-adjusted return opportunity that this segment of the market offers. Middle market loans generally have favorable structural attributes relative to loans to larger companies, including more conservative leverage levels, higher yields, financial maintenance covenants, and other enhanced documentation provisions. We believe these features of the middle market will result in advantageous conditions in which to pursue our investment objectives of generating current income and, to a lesser extent, long-term capital appreciation.

Audax Group Platform. A capital provider for the middle market since 1999, Audax Group currently has over $46 billion of AUM across Audax Private Debt and Audax Private Equity5. Audax Group has over 490 employees, including over 190 investment professionals, who manage over 495 current investments in middle market companies. Through its team-oriented investment process, Audax Group professionals leverage their collective insights and expertise across the capital structure during the due diligence, underwriting, and monitoring stages of an investment. In addition to having industry-specific knowledge and contacts, Audax Group professionals have backgrounds in operations, strategy consulting, and finance, and extensive experience in leveraged finance transactions. We believe the combination of those experiences allows Audax Private Debt to understand the credit markets from both a private debt and a private equity perspective.

Investment Selection

When identifying prospective investment opportunities, the Adviser intends to rely on fundamental credit analysis in order to preserve the Fund’s capital and minimize downside risk. The Adviser expects to recommend that the Fund invest in companies that demonstrate the following characteristics:

Leading Market Position. The Adviser intends to recommend investments in established businesses with leading market positions that are defensible against existing or potential new entrants. The Adviser will target companies that have some or all of the following attributes: low cost and flexible manufacturing infrastructure, product or service expertise, proprietary technology or distribution capability, and differentiated customer relationships.

Attractive Financial Profile. The Adviser intends to recommend investments in companies that have demonstrated organic revenue growth, margin stability, and cash flow generation capability through various economic cycles. The Adviser will favor companies with recurring revenues and limited capital expenditures or working capital requirements which will inherently reduce credit risk.

Diversified Business Model. The Adviser, on behalf of the Fund, intends to target companies possessing multiple sources of cash flow seeking to minimize risk tied to a single product, customer, end market, geography, regulation, technology, or commodity input.

Non-Cyclical Industries. The Adviser intends to recommend that the Fund generally avoid making investments in companies that operate in highly cyclical industries, including Tier 1 auto supply, travel & leisure, trade shows, retail, and restaurants. For any potential investment in an industry with mild or moderate cyclical demand, the Adviser’s underwriting focuses on companies that have appropriate capitalization and liquidity to withstand a potential downturn.

Experienced Management Team. The Adviser, on behalf of the Fund, seeks to partner with management teams that have: (i) played a key role in growing their businesses; (ii) a firm grasp of competitive dynamics and business trends affecting their companies’ industry segments; (iii) demonstrated an ability to apply sound cost management techniques; (iv) a well-defined vision and strategy for their companies’ future success; and (v) the depth to withstand departures and generational changes.

Strong Private Equity Sponsor & Aligned Management Team Interests. The Adviser generally believes that it is essential for companies in which it invests to have a strong private equity sponsor and a senior management team with equity interests and compensation plans aligned with its objectives. The Adviser intends to recommend investments primarily in situations where both the sponsor and management have meaningful investments in the company.

Appropriate Capitalization. The Adviser intends to recommend investments in companies that are prudently leveraged relative to current and expected cash flow generation and underlying asset and enterprise value.

High Quality Underwriting EBITDA. A critical aspect of the Adviser’s credit analysis is the detailed review of proposed addbacks and adjustments to EBITDA, which are common in numerous middle market change-of-control or recapitalization transactions.

Investment Process

Origination. The primary driver of Audax Private Debt’s deal flow is its direct marketing effort to middle market private equity firms. In addition to its direct marketing effort, Audax Private Debt has long-standing relationships with investment banks, agents, deal brokers, and financial advisors that seek financing for their clients. The Adviser believes Audax Private Debt’s 25-year history and extensive network of private equity firms will provide significant access to investment opportunities for the Fund.

5 As of September 30, 2025, AUM is calculated as total gross assets (inclusive of assets held by special purpose financing vehicles) plus undrawn equity commitments (less any amounts outstanding on lines of credit which are expected to be paid down using undrawn equity).

Initial Screening Process. Once a potential transaction is sourced, it undergoes an initial screen to determine the suitability of the investment. This assessment includes a review of the borrower’s industry, its relative position within that industry and financial and operating metrics, as well as transaction-specific items such as the proposed capital structure, deal size, and expected pricing. If the results of this initial screen are positive, the next step is to proceed with detailed transaction due diligence and analysis.

Credit Analysis / Due Diligence. The Adviser seeks to employ a disciplined and rigorous process for all credit investments. Audax Private Debt’s investment professionals conduct an in-depth assessment of a company’s management team, corporate strategy, and product lines or services offered. Audax Private Debt also evaluates competitive industry dynamics, paying close attention to potential risks and prospects for market growth. Areas of focus typically include, but are not limited to, market position, visibility of revenue, concentration of customers or suppliers, cost competitiveness, pricing or margin risks, and operating risks outside of a company’s control (e.g., commodity prices, government reimbursement, foreign supply chain). The Adviser will also assess the overall macroeconomic environment and financial markets in structuring, pricing and evaluating opportunities. Third parties will often be involved in the Audax Private Debt due diligence process, whether they are hired by Audax Private Debt or by the private equity sponsor in a transaction.

Investment Committee Process. After determining a potential investment fits our investment strategy, it will be introduced to the Adviser’s Investment Committee, where the Audax Private Debt investment team presents a summary of its credit research, due diligence, analysis, and preliminary conclusions. During this initial presentation, the Investment Committee evaluates the credit, raises potential risks or concerns, and suggests follow-up analyses for the deal team to conduct as they continue to assess the opportunity. As additional extensive due diligence is performed by Audax Private Debt’s investment team, potential investment opportunities are presented to the Investment Committee on multiple occasions to address all key questions and topics noted during previous discussions. Investment Committee meetings typically take place during regularly scheduled, bi-weekly sessions, though the Investment Committee and deal team may convene on an as needed basis to provide feedback to our private equity sponsor clients in a timely manner.

Only upon completion of thorough due diligence and after multiple screenings with its Investment Committee will the Audax Private Debt investment team seek final approval for an investment. Final materials include a summary of the opportunity, investment rationale, risks and mitigants, detailed credit analyses, industry research, and key takeaways from third-party diligence commissioned by Audax Private Debt’s private equity sponsors, among other content. Upon review of the final committee materials, and taking into account viewpoints of Audax Private Debt’s investment team and other Audax Private Debt senior professionals, the Investment Committee will make a final investment decision.

Structuring and Execution. Once a prospective investment has been approved by the Investment Committee, the Audax Private Debt investment team will work with the company’s management team, the financial sponsor, and if applicable, any other lenders in the capital structure, to finalize the structure and terms of the investment in accordance with the terms and conditions approved by the Investment Committee. After an agreement is reached, the Audax Private Debt investment team will properly document the investment.

Monitoring. Post-investment, Audax Private Debt actively monitors portfolio companies by analyzing ongoing financial reporting and maintaining regular dialogue with management teams and private equity sponsors. Audax Private Debt believes the combination of assessing financial metrics and maintaining relationships with key stakeholders is critical in effectively monitoring investments. Portfolio companies will generally be required to provide monthly or quarterly financial and operating reports and covenant compliance certificates. Audax Private Debt also seeks to monitor its debt investments through active participation in strategic discussions with company management and sponsors. When feasible, by including affirmative financial maintenance covenants in our borrowers’ credit documentation, Audax Private Debt often receives early insight into material changes to the business prospects and strategic direction of our portfolio companies. Lastly, Audax Private Debt regularly reviews industry research from independent third-party sources, and conducts portfolio reviews to identify investments that may require closer credit monitoring or a change in valuation.

Audax Private Debt’s monitoring process also incorporates risk ratings that standardize the way it assesses credit risk across individual loans. Investments are scored across various credit metrics and then assigned a risk rating between 1-4 (ascending risk) according to relative severity.

Investment Valuation Process

The Fund’s assets and liabilities will be valued in accordance with the valuation policies and procedures of the Fund and the Adviser, as may be amended from time to time, a copy of which will be available upon request. Such valuations will be made in accordance with Rule 2a-5 under the Investment Company Act, the SEC rule governing the valuation of a BDC’s portfolio investments, and GAAP. The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the Investment Company Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Fund’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Fund’s Board. Even though the Board designated the Adviser as its “valuation designee,” the Board’s audit committee continues to be responsible for overseeing the processes for determining fair valuation. In making valuation determinations, the Adviser, as Valuation Designee, may be deemed subject to a conflict of interest, as the valuation of such assets and liabilities affects its compensation. There is no guarantee that the value determined with respect to a particular asset or liability by the Adviser will represent the value that will be realized by the Fund on the eventual disposition of the related investment or that would, in fact, be realized upon an immediate disposition of the investment.

When market prices are readily available, the Adviser shall value the Fund’s investments at the current market price. Where it is possible to obtain independent third party market quotes for securities, the Adviser will use these quotes to obtain a value for those securities. The Adviser obtains marks for marketable securities from third party vendors whom it believes to be reliable. When obtaining such quotes or marks, the Adviser will determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, the Adviser will use the quote obtained. If such quote or marks are deemed unreliable, the Adviser will then use the mid-point of the “bid” and the “asked” quote for the security to calculate the Fund’s current fair value.

The Fund’s investments are expected to include loans and other instruments that do not have readily ascertainable market prices. Assets that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Adviser. The Adviser will determine fair value for those investments through a valuation process that will be conducted at the end of each fiscal quarter by the valuation committees of our Adviser with the assistance of the Adviser’s investment and management personnel, finance and compliance teams, third-party valuation agents, and guidance from outside counsel, and reviewed by the audit committee of our Board. The Adviser, as Valuation Designee, intends to retain independent providers of financial advisory and investment banking services to assist the Valuation Designee by performing certain limited third-party valuation services. In connection with that determination, the Adviser will prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with the valuation policies and procedures of the Fund and the Adviser. The participation of the Adviser in our valuation process could result in a conflict of interest, since the management fee paid to the Adviser (the “Management Fee”) is based in part on the Fund’s net assets. In addition, the Investment Company Act and Rule 2a-5 thereunder impose requirements on the Fund and Adviser in respect of the valuation of the Fund’s assets that the Fund and the Adviser believe significantly mitigate any such potential conflicts, including, for example, that the Fund’s portfolio managers may not exert undue influence on valuation determinations.

The Adviser’s fair value methodology accords with the fair value principles established by FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC 820 also provides guidance regarding a three-tier fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Adviser determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly market is available for the market participants at the measurement date. When available, the Adviser bases the fair value of the Fund’s investments on directly observable market prices or on market data derived from comparable assets. The Adviser’s valuation policy considers the fact that no ready market exists for many of the securities in which the Fund invests and that fair value for the Fund’s investments must be determined using unobservable inputs. The Adviser’s valuation policy is intended to provide a consistent basis for determining the fair value of the Fund’s portfolio.

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

•
Fifth, the valuation determinations of the Adviser’s valuation committees will be presented to the Adviser and then shared with the Fund’s chief executive officer and chief financial officer; and
•
Sixth, the Adviser will provide certain quarterly and annual reports to the Board.

The types of factors that the Adviser may take into account in determining the fair value of the Fund’s investments generally include, as relevant, but are not limited to: the nature and realizable value of any collateral; call features, put features and other relevant terms of debt; the portfolio company’s ability to make payments; the portfolio company’s actual and expected earnings and discounted cash flow; prevailing interest rates for like securities and expected volatility in future interest rates; the markets in which the issuer does business and recent economic and/or market events; comparisons to publicly traded securities; and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser will consider the pricing indicated by the external event in its valuation of the portfolio investment. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned.

Advisory Agreement

The description below of the Advisory Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Advisory Agreement attached as an exhibit to this Annual Report.

The Fund has entered into the Advisory Agreement with the Adviser.

Subject to the overall supervision of our Board and in accordance with the Investment Company Act, the Adviser will manage our day-to-day operations and provide investment advisory services to us. Under the terms of the Advisory Agreement, our Adviser:

•
determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes in accordance with our investment objective, policies and restrictions;
•
identifies and evaluates investment opportunities and makes investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf; monitors the investments we make;
•
determines the securities and other assets that we will purchase, retain or sell;
•
performs due diligence on prospective portfolio companies;
•
assists the Board with its valuation of our portfolio companies;
•
directs investment professionals of the Adviser to provide managerial assistance to portfolio companies of the Fund as requested by the Fund, from time to time;
•
exercises voting rights in respect of portfolio securities and other investments for us;
•
arranges for financing facilities and other forms of leverage in the event that we determine to acquire debt financing, subject to the oversight and approval of the Board; and
•
provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, so long as its services to us are not impaired.

In accordance with the Advisory Agreement, we will pay the Adviser certain fees as compensation for its services, such fees consisting of a Base Management Fee and an Incentive Fee. The cost of both the Base Management Fee and the Incentive Fee will be borne by our Shareholders.

Base Management Fee

The Base Management Fee is calculated at an annual rate of 1.25% of our net assets as of the beginning of the first business day of the month, payable monthly in arrears.

For the year ended December 31, 2025 and for the period from October 10, 2024 (commencement of operations) through December 31, 2024, Base Management Fees (gross of waivers) were $4.8 million and $1.4 million, respectively, as set forth within the accompanying Consolidated Statements of Operations.

For the year ended December 31, 2025, and for the period from October 10, 2024 (commencement of operations) through December 31, 2024, Base Management Fees of $1.0 million and $0.5 million were waived, respectively, as set forth within the accompanying Consolidated Statements of Operations.

Incentive Fee

The Incentive Fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of the Fund’s income and a portion is based on a percentage of the Fund’s capital gains, each as described below.

(i) Incentive Fee on Pre-Incentive Fee Net Investment Income. The portion based on the Fund’s income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Fund’s net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Fund receives from portfolio companies) accrued during the calendar quarter, minus the Fund’s operating expenses accrued for the quarter (including the Base Management Fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and distributions paid on any issued and outstanding preferred shares, but excluding the Incentive Fee and any distribution or shareholder servicing fees).

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

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. The Fund will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Fund were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to this Agreement be in excess of the amount permitted by the Advisers Act, as amended, including Section 205 thereof.

The fees that are payable under this Agreement for any partial period will be appropriately prorated.

For the year ended December 31, 2025 and for the period from October 10, 2024 (commencement of operations) through December 31, 2024, Incentive Fees on Pre-Incentive Fee Net Investment Income were $3.0 million and $0, respectively, as set forth within the accompanying Consolidated Statements of Operations. For the year ended December 31, 2025 and for the period from October 10, 2024 (commencement of operations) through December 31, 2024, there was no accrual for the capital gains incentive fee.

Administration Agreement and Administrative Fee

The description below of the Administration Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Administration Agreement attached as an exhibit to this Annual Report.

The Fund has also entered into an Administration Agreement with Audax Management Company (NY), LLC, acting in its capacity as “Administrator,” pursuant to which the Administrator provides administrative services to the Fund. Under the Administration Agreement, the Administrator will perform, or oversee the performance of administrative services necessary for the operation of the Fund, which include being responsible for the financial records which the Fund is required to maintain and preparing reports filed with the SEC. In addition, the Administrator will assist in providing the Fund with office facilities, equipment, clerical, bookkeeping, compliance, and record keeping services at such facilities, determining and publishing the Fund’s NAV, overseeing the preparation and filing of the Fund’s tax returns and the printing and dissemination of reports to the Fund’s shareholders, and generally overseeing the payment of the Fund’s expenses and the performance of administrative and professional services rendered to the Fund by others.

We will reimburse the Administrator for its allocable portion of the costs and expenses incurred by the Administrator for overhead in performance by the Administrator of its duties under the Administration Agreement, including the cost of facilities, office equipment and the Fund’s allocable portion of cost of compensation and related expenses of its Chief Financial Officer and Chief Compliance Officer and their respective staffs, as well as any costs and expenses incurred by the Administrator relating to any administrative or operating services provided by the Administrator to the Fund. We anticipate that such costs will be reflected as an administrative fee in the Fund’s Consolidated Statements of Operations.

Certain Terms of the Advisory Agreement and the Administration Agreement

Each of the Advisory Agreement and the Administration Agreement have been approved by the Board. Unless earlier terminated as described below, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Directors. The Fund may terminate the Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, the Adviser may terminate the Advisory Agreement or the Administrator may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreement will automatically terminate within the meaning of the Investment Company Act and related SEC guidance and interpretations in the event of its assignment. See “Item 1A. Risk Factors—Risks Related to Our Business and Structure—Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose its key professional(s), our ability to achieve our investment objective could be significantly harmed.”

The Adviser and the Administrator will not be liable for any action taken or omitted to be taken in connection with the performance of any of its duties or obligations under the Advisory Agreement and Administration Agreement, respectively, or otherwise as our investment adviser or administrator, respectively; provided, that the Adviser and Administrator will not be protected against any liability to the Fund or its shareholders to which the Adviser or Administrator would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Advisory Agreement and the Administration Agreement provide that, absent disabling conduct, each of our Adviser and our Administrator, as applicable, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Adviser’s services under the Advisory Agreement and our Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. The Adviser and the Administrator will not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent.

For the year ended December 31, 2025, and for the period from October 10, 2024 (commencement of operations) through December 31, 2024, we incurred expenses of $0.2 million and $0.2 million, respectively, for administrative services payable under the terms of the Administration Agreement, which are included in other general and administrative expenses, as set forth within the accompanying Consolidated Statements of Operations.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain of our expenses on our behalf (each, an “Expense Payment”). In making an Expense Payment, the Adviser will designate, as it deems necessary or advisable, what type of expense it is paying (including, whether it is paying organizational or offering expenses); provided that no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Fund. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds no later than forty-five (45) days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.

Following any calendar month or quarter, as applicable, in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Fund’s Shareholders based on distributions declared with respect to record dates occurring in such calendar month or quarter, as applicable (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Fund shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Fund within three years prior to the last business day of such calendar month or quarter, as applicable, have been reimbursed. Any payments required to be made by the Fund pursuant to this paragraph shall be referred to as a “Reimbursement Payment.” For purposes of the Expense Support Agreement, “Available Operating Funds” means the sum of (i) the Fund’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Fund’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Fund on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The amount of the Reimbursement Payment for any calendar month or quarter, as applicable, shall equal the lesser of (i) the Excess Operating Funds in such calendar month or quarter, as applicable, and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Fund within three years prior to the last business day of such calendar month or quarter, as applicable, that have not been previously reimbursed by the Fund to the Adviser; provided that the Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar month or quarter, as applicable, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Expense Support Agreement.

No Reimbursement Payment for any calendar month or quarter, as applicable, will be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by the Fund at the time of such proposed Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Fund’s “Operating Expense Ratio” (as defined below) at the time of such proposed Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Fund’s average net assets over the applicable period.

The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar month or quarter, as applicable, except to the extent the Adviser has waived its right to receive such payment for the applicable month or quarter, as applicable. As of December 31, 2025, the Adviser has paid on our behalf expenses in an amount totaling approximately $5.0 million. There can be no assurance that the Adviser will be reimbursed for such amount or future amounts paid, and the Adviser will only be reimbursed in accordance with the terms of the Expense Support Agreement.

Share Repurchase Program

We do not intend to list our Shares on a securities exchange and do not expect there to be a public market for our Shares. As a result, if you purchase our Shares, your ability to sell your Shares will be limited. Beginning no later than the first full calendar quarter following the one year anniversary of the Fund’s election to be regulated as a BDC, the Fund intends to commence a share repurchase program in which, at the discretion of our Board, it may repurchase, in each quarter, up to 5% of the NAV of its Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Fund’s Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in the Fund’s best interest and the best interest of the Shareholders. As a result, share repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act.

Distribution Reinvestment Plan

The Fund generally intends to distribute substantially all of its available earnings annually by paying distributions on a quarterly basis, as determined by the Board in its discretion Additionally, we have adopted a distribution reinvestment plan, pursuant to which all cash distributions declared by the Board on behalf of Shareholders who do not elect to receive their distributions in cash will be reinvested in Shares of the Fund. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our Shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

A participating shareholder will receive an amount of Shares equal to the total dollar amount of the dividend or distribution on that participant’s Shares divided by the Per Share NAV as of the as of the effective date of the monthly share purchase (unless the Board determines to use the NAV per share as of another time).

We intend to use primarily newly issued Shares to implement the plan. Shares issued under the distribution reinvestment plan will not reduce outstanding Capital Commitments.

No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our Shares. Shareholders can elect to “opt out” of the Fund’s distribution reinvestment plan and elect to receive its entire dividend or a portion of its distribution in cash at any time by notifying Computershare Trust Company (the “Plan Administrator”), the Fund’s Plan Administrator, in writing. Such notice must be received by the Plan Administrator 10 business days in advance of the first calendar day of the next month in order for a Participant’s termination to be effective for such month. Shares purchased under the plan will be registered in the name of the Plan Administrator or an affiliated nominee and credited to the participants’ respective accounts under the Plan.

The plan is terminable by the Fund upon notice in writing mailed to each Shareholder of record at least 30 days prior to any record date for the payment of any cash dividend or distribution by the Fund. A participant may terminate participation in the plan at any time, without penalty, by delivering notice in writing to the Plan Administrator 10 days prior to the first calendar day of the month the participant would like the termination to be effective of. If a participant terminates plan participation, all shares, including fractional shares, will continue to remain in book-entry for in the participant’s account after withdrawal or termination, and future distributions will be distributed to the Shareholder in cash.

Term

The Fund is expected to be non-exchange traded, meaning its Shares are not expected to be listed for trading on a stock exchange or other securities market. The Fund is also expected to be a perpetual-life BDC, meaning it is an investment vehicle of indefinite duration, whose Shares are intended to be sold by the Fund on a continuous basis at a price generally equal to the Fund’s monthly NAV per share.

We believe that the perpetual nature of the Fund enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Fund being a forced seller of assets in market downturns compared to non-perpetual funds. While the Fund may consider a liquidity event (e.g., a merger or sale) at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time.

Competition

We will compete for investments with a number of capital providers, including BDCs, other investment funds (including private debt and equity funds and venture capital funds), special purpose acquisition company sponsors, investment banks with underwriting activities, hedge funds that invest in private investments in public equities, traditional financial services companies such as commercial banks, and other sources of financing, including the broadly syndicated loan market and high yield capital market. Many of these capital providers have greater financial and managerial resources than we do. In addition, many of our competitors are not subject to the regulatory restrictions that the Investment Act imposes on us as a BDC. For additional information concerning the competitive risks we expect to face, see “Item 1A. Risk Factors—Risks Related to Our Business and Structure—We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.”

Allocation of Investment Opportunities

General

The Adviser and its affiliates manage investments similar to the Fund’s investments and may allocate relevant investment opportunities among the Fund and another investment fund, vehicle or account managed by the Audax Group (collectively, the investment funds, vehicles and accounts managed by the Audax Group are the “Audax Vehicles”). An affiliate of the Adviser received an amended exemptive order from the SEC, on August 19, 2025 (the “Order”), which supersedes the exemptive order issued by the SEC on November 7, 2018 (the “Prior Order”) and permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. The Order allows the Fund to co-invest alongside other Audax Private Debt affiliates, and permits the Fund greater flexibility to negotiate the terms of co-investments than the Prior Order, if its Board determines that it would be advantageous for it to do so, see “Item 1. Business—Allocation of Investment Opportunities—Co-Investment Relief.”

Subject to the terms of the Order, or, as applicable, other Investment Company Act restrictions on co-investments with affiliates, the Adviser will offer the Fund the right to participate in all investment opportunities that fall within its then current investment objectives and strategies as well as regulatory requirements and other relevant factors. Such offers are subject to the exception that, in accordance with the Adviser’s code of ethics and the Adviser’s allocation policy and procedures, the Fund will not participate in each individual opportunity but will, on an overall basis, be entitled to participate equitably with other Audax Vehicles. The Fund’s Board will regularly review the Adviser’s allocation policy and procedures. Where the Fund and one or more Audax Vehicles co-invest, subject to the terms of the Order and the Investment Company Act, each is expected to participate in an investment based on its relative available capital, subject to adjustment for legal, tax, structuring, regulatory or other considerations, and taking into account, among other things, overall capital commitments, diversification considerations and investment mandates applicable to the Fund and such vehicles. Subject to the terms of the Order and the Investment Company Act, Audax Private Debt also reserves the right to make independent decisions about when the Fund and other Audax Vehicles should purchase and sell investments. Subject to the terms of the Order and the Investment Company Act, the Fund may invest in opportunities in which other Audax Vehicles (i) have invested, (ii) are contemplating an investment or (iii) have decided not to invest and likewise, other Audax Vehicles may invest in opportunities in which the Fund (i) has invested, (ii) is contemplating an investment or (iii) has declined to invest. The Fund will not receive priority allocations of eligible investments ahead of other Audax Vehicles, and the Fund’s Board will regularly review the Adviser’s allocation policy and procedures.

Certain provisions of the Investment Company Act will prohibit the Fund from engaging in transactions with Audax Private Debt and its affiliates; however, unregistered funds also managed by Audax Private Debt are not prohibited from the same transactions. The Investment Company Act also imposes significant limits on co-investments with affiliates of the Fund. Audax Private Debt will not cause the Fund to engage in investments alongside affiliates in private placement securities that involve the negotiation of certain terms of the private placement securities to be purchased (other than price-related terms) unless in compliance with the Order or unless such investments are not prohibited by Section 17(d) of the Investment Company Act or interpretations of Section 17(d) as expressed in SEC no-action letters or other available guidance. The Order permits Audax Private Debt and the Fund to engage in certain privately negotiated investments, further expanding the Fund’s ability to co-invest alongside its affiliates. Nevertheless, the Order contains certain conditions that may limit or restrict the Fund’s ability to participate in such negotiated investments or participate in such negotiated investments to a lesser extent. An inability to receive the desired allocation to potential investments may adversely affect the Fund’s performance.

Co-Investment Relief

The Investment Company Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an exemptive relief order from the SEC. As discussed above, Audax Private Debt received the Order from the SEC, which permits us to enter into certain negotiated co-investment transactions alongside Audax Private Debt and/or other Audax Vehicles. The Order contains certain conditions less restrictive than the Prior Order, and, among other things, (i) permits Audax Vehicles increased freedom in the allocation of investment opportunities across other Audax clients, including allowing previously ineligible affiliated entities and accounts to participate in transactions alongside the Fund, (ii) allows the Fund to more readily invest in issuers in which other Audax clients have an existing position and (iii) allows a significantly greater number of transactions to be effected without the approval of the Independent Directors of the Fund.

With co-investments, there are expected to be circumstances where an amount that would otherwise have been invested by the Fund is instead allocated to co-investors (who may or may not be shareholders of the Fund or investors in other accounts managed by Audax Private Debt and any other advisory affiliates). Each co-investment opportunity (should any exist) is likely to be different, and allocation of each such opportunity will depend on the facts and circumstances specific to that unique situation (e.g., timing, industry, size, geography, asset class, projected holding period, exit strategy and counterparty). Different situations will require that the various facts and circumstances of each opportunity be weighted differently, as the Adviser deems relevant to such opportunity.

In addition, the Adviser and/or its affiliates will in certain circumstances be incentivized to offer certain potential co-investors opportunities to co-invest because the extent to which any such co-investor participates in (or is offered) co-investment opportunities may impact the amount of performance-based compensation and/or management fees or other fees paid by the co-investor.

The Adviser believes that co-investments by us and other funds sponsored or managed by the Adviser and its affiliates may afford us additional investment opportunities and the ability to achieve greater diversification. Pursuant to the terms of the Order, and in accordance with other provisions of the Investment Company Act, we expect to co-invest with other affiliates of the Adviser, unless doing so is impermissible under existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to Audax Private Debt, or the allocation policies and procedures applicable to the Fund.

The Fund may also co-invest alongside Audax Private Debt affiliates pursuant to other regulations and interpretations of the Investment Company Act, for example if the only terms negotiated as to the investment is price. Subject to the terms of the Order, or, as applicable, other Investment Company Act restrictions on co-investments with affiliates, the Adviser will offer the Fund the right to participate in investment opportunities that falls within our then-current investment objectives and strategies, positions, policies, strategies and restrictions, as well as regulatory requirements and other relevant factors. Such offers are subject to the exception that, in accordance with Audax Private Debt’s code of ethics and allocation policies and procedures, the Fund will not participate in each individual opportunity but will, on an overall basis, be entitled to participate equitably with other entities sponsored or managed by Audax Private Debt. The Fund’s Board will regularly review the Adviser’s allocation policy and procedures.

The Adviser and its affiliates have other clients with similar or competing investment objectives, including certain private funds, managed accounts and similar investment vehicles sponsored or managed by Audax Private Debt (“Affiliated Funds”), that are pursuing an investment strategy similar to ours. Audax Private Debt has obligations to such Affiliated Funds and certain Affiliated Funds have investment objectives that overlap with those of the Fund.

To the extent the Fund competes with one or more Affiliated Funds for a particular investment opportunity, Audax Private Debt will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (1) Audax Private Debt’s internal conflict of interest and allocation policies and procedures, (2) the requirements of the Advisers Act and (3) certain restrictions under the Investment Company Act regarding co-investments with affiliates, as modified by no-action relief granted by the SEC as well as the Order, in each case in compliance with the terms and conditions of such no-action relief or the Order. Audax Private Debt’s allocation policies are intended to ensure that, over time, the Fund generally shares equitably in investment opportunities with other Affiliated Funds, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer that are suitable for us and such other accounts.

The Adviser and its affiliates seek to ensure the equitable allocation of investment opportunities when we are able to invest alongside other Affiliated Funds. Pursuant to the Adviser’s allocation policy each opportunity will be offered to us and similar eligible investment funds, accounts or other investment vehicles, as periodically determined by the Adviser and its affiliates. The Adviser’s allocation policy further provides that allocations among us and other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by the Adviser. It is the Adviser’s policy to base its determinations as to the amount of capital available for investment on such factors as: (1) the amount of cash on-hand, existing commitments and reserves, if any, (2) available leverage, (3) targeted asset mix and diversification requirements and (4) other investment policies and restrictions set by the Adviser or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities managed by the Adviser and its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, our Adviser will need to decide whether we or such other entity or entities will proceed with the investment. The Adviser intends to make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time.

Payment of Our Expenses

To the extent not paid by portfolio companies, the Fund will bear expenses associated with its activities, operations, administration, and transactions with respect to the Fund, including legal, auditing, investor relations, software, deal sourcing, travel, consulting, research, diligence, custody, transfer, registration, interest, taxes and extraordinary expenses, all costs of Fund leverage (including asset-based leverage) and other similar fees and expenses. For example, software expenses may include costs to maintain reporting, accounting, online research, or similar systems. The Fund will pay registration, filing and related fees and expenses incurred to allow the Fund, the Adviser or their affiliates to comply with federal, local and state laws and regulations during the offering process and subsequently during the Fund’s term. Given the possibility of new AIFMD regulations applying to the Fund’s offering activities, such fees and expenses may be significant.

Services required by the Fund (including some services at times provided by the Adviser or its affiliates to the Fund) may, for certain reasons including efficiency and economic considerations, be outsourced in whole or in part to third parties in the discretion of the Adviser or its affiliates. The Adviser and its affiliates have an incentive to outsource such services at the expense of the Fund to, among other things, leverage the use of Adviser personnel. Such services may include, without limitation, deal sourcing, information technology, license software, depository, data processing, client relations, administration and accounting (at any level in the Fund’s structure), custodial, accounting, legal and tax support and other similar services. Outsourcing may not occur universally for all Audax Vehicles and accordingly, certain costs may be incurred by the Fund for a third-party service provider that is not incurred for comparable services by other Audax Vehicles. The decision by the Adviser to initially perform a service for the Fund in-house does not preclude a later decision to outsource such services (or any additional services) in whole or in part to a third-party service provider in the future, subject to the Adviser’s fiduciary duties and any requirements of the Investment Company Act. The costs and expenses of any such third-party service providers will be borne by the Fund.

The costs associated with the investment team and staff of the Adviser, when and to the extent engaged in providing investment advisory services and management services to us, will be paid for by the Adviser, other than to the extent described below.

Subject to final documentation under the Advisory Agreement, the Fund shall bear all other fees, costs and expenses of our activities, operations, administration and transactions with respect to the Fund, including but not limited to those relating to:

•
investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement;
•
the Fund’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of Audax Private Debt or any of its affiliates;
•
all other expenses of the Fund’s operations, administrations and transactions including, without limitation, those relating to organization and offering expenses associated with our offering (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Fund’s systems and those of participating intermediaries, reasonable bona fide due diligence expenses of participating intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of the Fund’s transfer agent and escrow agent, if applicable, fees to attend seminars sponsored by participating intermediaries and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, intermediaries, registered investment advisors or financial or other advisors, but excluding any shareholder servicing fee);
•
all taxes, fees, costs, and expenses, retainers and/or other payments of accountants, legal counsel, advisors (including tax advisors), administrators, auditors (including with respect to any additional auditing required under The Directive 2011/61/EU of the European Parliament and of the Council of 8 June 2011 on Alternative Investment Fund Managers and any applicable legislation implemented by an European Economic Area (the “EEA”) Member state in connection with such Directive (the “AIFMD”), investment bankers, administrative agents, paying agents, depositaries, custodians, directors, sub-custodians, consultants (including individuals consulted through expert network consulting firms), engineers, senior advisors, industry experts, operating partners, deal sourcers (including personnel dedicated to but not employed by the Administrator, Audax Private Debt or its affiliates), and other professionals (including, for the avoidance of doubt, the costs and charges allocable with respect to the provision of internal legal, tax, accounting, technology or other services and professionals related thereto (including secondees and temporary personnel or consultants that may be engaged on short- or long-term arrangements) as deemed appropriate by the Administrator, with the oversight of the Board, where such internal personnel perform services that would be paid by the Fund if outside service providers provided the same services); fees, costs, and expenses herein include (x) costs, expenses and fees for hours spent by its in-house attorneys and tax advisors that provide transactional legal advice and/or services to the Fund or its portfolio companies on matters related to potential or actual investments and transactions and the ongoing operations of the Fund and (y) expenses and fees to provide administrative and accounting services to the Fund or its portfolio companies, and expenses, charges and/or related costs incurred directly by the Fund or affiliates in connection such services (including overhead related thereto), in each case, (I) that are specifically charged or specifically allocated or attributed by the Administrator, with the oversight of the Board, to the Fund or its portfolio companies and (II) provided that any such amounts shall not be greater than what would be paid to an unaffiliated third party for substantially similar advice and/or services);
•
the cost of calculating the Fund’s net asset value, including the cost of any third-party valuation services;
•
the cost of effecting any sales and repurchases of the Shares and other securities;
•
fees and expenses payable under any intermediary manager and selected intermediary agreements, if any;
•
interest and fees and expenses arising out of all borrowings, guarantees and other financings or derivative transactions (including interest, fees and related legal expenses) made or entered into by the Fund, including, but not limited to, the arranging thereof and related legal expenses;
•
all fees, costs and expenses of any loan servicers and other service providers and of any custodians, lenders, investment banks and other financing sources;
•
costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Fund’s assets for tax or other purposes;
•
costs of derivatives and hedging;
•
expenses, including travel, entertainment, lodging and meal expenses, incurred by the Adviser, or members of its investment team, or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including such expenses related to potential investments that were not consummated, and, if necessary, enforcing the Fund’s rights;

•
expenses (including the allocable portions of compensation and out-of-pocket expenses such as travel expenses) or an appropriate portion thereof of employees of the Adviser to the extent such expenses relate to attendance at meetings of the Board or any committees thereof;
•
all fees, costs and expenses, if any, incurred by or on behalf of the Fund in developing, negotiating and structuring prospective or potential investments that are not ultimately made, including, without limitation any legal, tax, administrative, accounting, travel, meals, accommodations and entertainment, advisory, consulting and printing expenses, reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments;
•
the allocated costs incurred by the Adviser and the Administrator in providing managerial assistance to those portfolio companies that request it;
•
all brokerage costs, hedging costs, prime brokerage fees, custodial expenses, agent bank and other bank service fees; private placement fees, commissions, appraisal fees, commitment fees and underwriting costs; costs and expenses of any lenders, investment banks and other financing sources, and other investment costs, fees and expenses actually incurred in connection with evaluating, making, holding, settling, clearing, monitoring or disposing of actual investments (including, without limitation, travel, meals, accommodations and entertainment expenses and any expenses related to attending trade association and/or industry meetings, conferences or similar meetings, any costs or expenses relating to currency conversion in the case of investments denominated in a currency other than U.S. dollars) and expenses arising out of trade settlements (including any delayed compensation expenses);
•
investment costs, including all fees, costs and expenses incurred in sourcing, evaluating, developing, negotiating, structuring, trading (including trading errors), settling, monitoring and holding prospective or actual investments or investment strategies including, without limitation, any financing, legal, filing, auditing, tax, accounting, compliance, loan administration, travel, meals, accommodations and entertainment, advisory, consulting, engineering, data-related and other professional fees, costs and expenses in connection therewith (to the extent the Adviser is not reimbursed by a prospective or actual issuer of the applicable investment or other third parties or capitalized as part of the acquisition price of the transaction) and any fees, costs and expenses related to the organization or maintenance of any vehicle through which the Fund directly or indirectly participates in the acquisition, holding and/or disposition of investments or which otherwise facilitate the Fund’s investment activities, including without limitation any travel and accommodations expenses related to such vehicle and the salary and benefits of any personnel (including personnel of Adviser or its affiliates) reasonably necessary and/or advisable for the maintenance and operation of such vehicle, or other overhead expenses (including any fees, costs and expenses associated with the leasing of office space (which may be made with one or more affiliates of the Adviser as lessor in connection therewith));
•
transfer agent, dividend agent and custodial fees;
•
fees and expenses associated with marketing efforts;
•
federal and state registration fees, franchise fees, any stock exchange listing fees and fees payable to rating agencies, as applicable;
•
Independent Directors’ fees and expenses including reasonable travel, entertainment, lodging and meal expenses, and any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the Independent Directors;
•
costs of preparing financial statements and maintaining books and records, costs of the Sarbanes-Oxley Act, compliance and attestation and costs of preparing and filing reports or other documents with the SEC, Financial Industry Regulatory Authority, U.S. Commodity Futures Trading Commission (“CFTC”) and other regulatory bodies and other reporting and compliance costs, including registration and exchange listing and the costs associated with reporting and compliance obligations under the Investment Company Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing;
•
all fees, costs and expenses associated with the preparation and issuance of the Fund’s periodic reports and related statements (e.g., financial statements and tax returns) and other internal and third-party printing (including a flat service fee), publishing (including time spent performing such printing and publishing services) and reporting-related expenses (including other notices and communications) in respect of the Fund and its activities (including internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated by the Fund or the Adviser or its affiliates in connection with such provision of services thereby);
•
the costs of any reports, proxy statements or other notices to Shareholders (including printing and mailing costs) and the costs of any Shareholder or Board meetings;
•
proxy voting expenses;
•
costs associated with an exchange listing;

•
costs of registration rights granted to certain investors, if any;
•
any taxes and/or tax-related interest, fees or other governmental charges (including any penalties incurred where the Adviser lacks sufficient information from third parties to file a timely and complete tax return) levied against the Fund and all expenses incurred in connection with any tax audit, investigation, litigation, settlement or review of the Fund and the amount of any judgments, fines, remediation or settlements paid in connection therewith;
•
all fees, costs and expenses of any litigation, arbitration or audit involving the Fund any vehicle or its portfolio companies and the amount of any judgments, assessments fines, remediations or settlements paid in connection therewith, directors and officers, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Fund;
•
all fees, costs and expenses associated with the Fund’s information, obtaining and maintaining technology (including the costs of any professional service providers), hardware/software, data-related communication, market data and research (including news and quotation equipment and services) and expenses and fees (including compensation costs) charged or specifically attributed or allocated by the Adviser and/or its affiliates for data-related services provided to the Fund and/or its portfolio companies (including in connection with prospective investments), each including expenses, charges, fees and/or related costs of an internal nature; provided, that any such expenses, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services, reporting costs (which includes notices and other communications and internally allocated charges), and dues and expenses incurred in connection with membership in industry or trade organizations;
•
the costs of specialty and custom software for monitoring risk, compliance and the overall portfolio, including any development costs incurred prior to the filing of the Fund’s election to be treated as a business development company;
•
costs associated with individual or group Shareholders;
•
fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
•
direct costs and expenses of administration, including printing, mailing, long distance telephone, copying and secretarial and other staff;
•
all fees, costs and expenses of winding up and liquidating the Fund’s assets;
•
extraordinary expenses (such as litigation or indemnification);
•
all fees, costs and expenses related to compliance-related matters (such as developing and implementing specific policies and procedures in order to comply with certain regulatory requirements) and regulatory filings; notices or disclosures related to the Fund’s activities (including, without limitation, expenses relating to the preparation and filing of filings required under the Securities Act, Treasury International Capital (“TIC”) Form SLT filings, Internal Revenue Service filings under the Foreign Account Tax Compliance Act (“FATCA”) and Report of Foreign Bank and Financial Accounts (“FBAR”) reporting requirements applicable to the Fund or reports to be filed with the CFTC, reports, disclosures, filings and notifications prepared in connection with the laws and/or regulations of jurisdictions in which the Fund engages in activities, including any notices, reports and/or filings required under the AIFMD, European Securities and Markets Authority and any related regulations, and other regulatory filings, notices or disclosures of the Adviser relating to the Fund and its affiliates relating to the Fund, and their activities) and/or other regulatory filings, notices or disclosures of the Adviser and its affiliates relating to the Fund including those pursuant to applicable disclosure laws and expenses relating to the Freedom of Information Act (“FOIA”) requests, but excluding, for the avoidance of doubt, any expenses incurred for general compliance and regulatory matters that are not related to the Fund and its activities;
•
costs and expenses (including travel) in connection with the diligence and oversight of the Fund’s service providers;
•
costs and expenses, including travel, meals, accommodations, entertainment and other similar expenses, incurred by the Adviser or its affiliates for meetings with existing investors and any intermediaries, registered investment advisors, financial and other advisors representing such existing investors; and
•
all other expenses incurred by the Administrator in connection with administering the Fund’s business.

In addition, from time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. The Fund will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on the Fund’s behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses.

All of the foregoing expenses will ultimately be borne by the Fund’s Shareholders.

Regulation as a Business Development Company

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the Investment Company Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act, which are referred to as “Qualifying Assets,” unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company (as defined below), or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the Investment Company Act as any issuer which:
(a)
is organized under the laws of, and has its principal place of business in, the United States;
(b)
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and
(c)
satisfies any of the following:
i.
does not have any class of securities that is traded on a national securities exchange;
ii.
has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.
is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
iv.
is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
(2)
Securities of any Eligible Portfolio Company controlled by the Fund.
(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)
Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Fund already owns 60% of the outstanding equity of the Eligible Portfolio Company.
(5)
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Managerial Assistance to Portfolio Companies. A BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments. Pending investment in other types of Qualifying Assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are Qualifying Assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and Senior Securities. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Shares if our asset coverage, as defined in the Investment Company Act, would at least equal 150% immediately after each such issuance. The limited partners of the Limited Partnership approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the Investment Company Act prior to the Conversion. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of our Shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

Fund of Funds. In October 2020, the SEC adopted certain regulatory changes related to the ability of investment companies, including BDCs, to invest in other investment companies in excess of the limits imposed by the Investment Company Act. These changes include, among other things, the adoption of Rule 12d1-4 under the Investment Company Act (“Rule 12d1-4”). Under Rule 12d1-4, the Fund may acquire securities issued by any investment company in excess of the limits imposed by the Investment Company Act as long as the Fund complies with the conditions of Rule 12d1-4, which include, among other things, certain post-acquisition limits on control and voting of any acquired RIC. The portion of the Fund’s portfolio invested in securities issued by investment companies ordinarily will subject shareholders to additional expenses. The Fund’s investment portfolio is also subject to diversification requirements by virtue of the Fund’s intention to be a RIC for U.S. tax purposes.

Similarly, other investment companies subject to the restrictions of Section 12(d)(1) of the Investment Company Act may also rely upon Rule 12d1-4 (or Section 12(d)(1)(E), if available) of the Investment Company Act to invest in the Fund so long as in compliance with the conditions of the rule (or the exemption set forth in Section 12(d)(1)(E), if available). The Board has approved a form of fund of funds agreement, filed herewith, in connection with its organizational board meeting and has entered into, and may in the future enter into, a Rule 12d1-4 fund of funds agreements with investors subject to Section 12(d)(1) of the Investment Company Act.

Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally will not permit personal investments by our and the Adviser’s personnel in securities that may be purchased or sold by us.

Compliance Policies and Procedures. We and the Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act. The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•
pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;
•
pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•
pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting starting with our annual report on Form 10-K for the fiscal year ending December 31, 2026 and, when we cease to be an emerging growth company (if we are also an accelerated filer or large accelerated filer), must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and
•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Compliance with the JOBS Act. We currently are, and expect to remain, an “emerging growth company,” as defined in the JOBS Act until the earliest of:

•
up to five years measured from the date of the first sale of common equity securities pursuant to an effective registration statement;
•
the last day of the first fiscal year in which our annual gross revenues are $1.235 billion or more;
•
the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period; and
•
the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of the Shares that is held by non-affiliates exceeds $700 million as of any June 30.

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

In addition, Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act, as amended by Section 102(b) of the JOBS Act, provide that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. However, pursuant to Section 107 of the JOBS Act, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non- emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

U.S. Investment Advisers Act of 1940. The Adviser is registered as an investment adviser under the Advisers Act.

U.S. Securities Act of 1933. The offer and sale of the Shares will not be registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) thereof. Neither the SEC, nor any state securities commission or any other regulatory authority has approved, passed upon, or endorsed the merits of our private offering. The offering and proposed sale of Shares will be made to a limited number of investors: (i) in reliance upon the “private placement” exemption from registration provided in Section 4(a)(2) of the Securities Act and/or Regulation D or Regulation S promulgated by the SEC under the Securities Act; and (ii) where available, in reliance upon appropriate exemptions from state registration or qualification requirements, or pursuant to registration or qualification under such state requirements. Shares will be offered and sold only to persons that are “accredited investors,” as such term is defined in Regulation D, or persons that qualify as a non-U.S. person for purposes of Regulation S under the Securities Act.

The Shares in the Fund will not be registered under any other securities laws, including state securities or blue-sky laws and non-U.S. securities laws.

The Shares in the Fund are subject to restrictions on transferability and cannot be transferred or resold except as permitted under the Securities Act and any applicable state or non-U.S. securities laws, pursuant to registration or exemption therefrom. In addition, such Shares must be acquired for investment only and cannot be offered for sale or sold, exchanged, transferred, assigned, conveyed, pledged, mortgaged, encumbered, hypothecated, swapped, disposed of, severed, or otherwise alienated at any time, in whole or in part, except as provided by the terms of the LLC Agreement.

Each prospective investor will be required to make customary private placement representations, including that such prospective investor is acquiring Shares for its own account for investment and not with a view to resale or distribution. Further, each prospective investor must be prepared to bear the risk of an investment in the Shares for an indefinite period of time, since the Shares may not be transferred or resold except as permitted under the Securities Act and any applicable state or non-U.S. securities laws pursuant to registration or an exemption therefrom.

Proxy Voting Policies and Procedures. We will delegate our proxy voting responsibility to our Adviser. The Proxy Voting Policies and Procedures of our Adviser are summarized below. The guidelines are reviewed periodically by the Adviser and our Independent Directors, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the Adviser’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

The Adviser will vote all proxies in the best interest of its clients, and ultimately all votes are cast on a case-by-case basis, taking into consideration the contractual obligations under the relevant advisory agreements or comparable documents, and all other relevant facts and circumstances at the time of the vote. All proxy voting decisions will require a mandatory conflicts of interest review by our Chief Compliance Officer in accordance with these policies and procedures, which include consideration of whether the Adviser or any investment professional or other person recommending how to vote the proxy has an interest in how the proxy is voted that may present a conflict of interest. It is or will be the Adviser’s general policy to vote or give consent on all matters presented to security holders in any proxy, and these policies and procedures have been designed with that in mind. However, the Adviser reserves the right to abstain on any particular vote or otherwise withhold its vote or consent on any matter if, in the judgment of our Chief Compliance Officer or the relevant investment professional(s), the costs associated with voting such proxy outweigh the benefits to our shareholders or if the circumstances make such an abstention or withholding otherwise advisable and in the best interest of the relevant shareholder(s).

Proxy Policies. The Adviser’s policies and procedures are reasonably designed to ensure that the Adviser votes proxies in the best interest of the Fund and addresses how it will resolve any conflict of interest that may arise when voting proxies and, in so doing, to maximize the value of the investments made by the Fund, taking into consideration the Fund’s investment horizons and other relevant factors. It will review on a case-by-case basis each proposal submitted for a Shareholder vote to determine its impact on the portfolio securities held by its clients. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

Decisions on how to vote a proxy generally are made by the Adviser. The members of the investment team covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, but are guided by the general policies described in the proxy policy. In addition, the Adviser may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy. To ensure that its vote is not the product of a conflict of interest, the Adviser will require the members of any investment committee to disclose any personal conflicts of interest they may have with respect to overseeing a Fund’s investment in a particular company.

Proxy Voting Records. You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to compliance@audaxgroup.com (telephone number: 212-703-2700).

Anti-Money Laundering Requirements. In order to comply with applicable anti-money laundering requirements, the investor must, except as otherwise agreed by the Adviser, represent and warrant in its Subscription Agreement with the Fund that neither the investor, nor any of its affiliates or beneficial owners (i) appears on the Specially Designated Nationals and Blocked Persons List of OFAC, nor are they otherwise a party with which the Fund is prohibited or restricted to deal under the laws of the United States, (ii) appears on the European External Action Service consolidated list of persons, groups and entities subject to EU financial sanctions maintained on behalf of the European Commission, (iii) appears on the Consolidated United Nations Security Council Sanctions List or (iv) is a person identified as a terrorist organization on any other relevant lists maintained by governmental authorities. The investor must also represent and warrant that: (i) if the investor is a natural person, the investor is not a person who is or has been entrusted with prominent public functions, such as Head of State or of government, a senior politician, a senior government, judicial or military official, a senior executive of a state-owned corporation or an important political party official, or a close family member or close associate of such person and (ii) the monies used to fund the investment in the Shares are not derived from, invested for the benefit of or related in any way to, the governments of, or persons within, any country that (a) is under a U.S. embargo enforced by OFAC or an embargo program issued by the United Nations, the EU or the UK as amended from time to time (currently, which include Cuba, Iran, North Korea, the Crimea, Kherson, People’s Republic of Donetsk and People’s Republic of Luhansk, or Zaporizhzhya regions of Ukraine), (b) has been designated as non-cooperative with international anti-money laundering principles or procedures by an intergovernmental group or organization, including the “High-Risk Jurisdictions subject to a Call for Action” designated by the Financial Action Task Force, of which the United States is a member, or (c) has been designated by the U.S. Secretary of the Treasury as a “primary money laundering concern.” The investor must also represent and warrant that the investor: (i) has conducted thorough due diligence with respect to all of its beneficial owners, (ii) has established the identities of all beneficial owners and the source of each of the beneficial owner’s funds and (iii) will retain evidence of any such identities, any such source of funds and any such due diligence. The investor must also represent and warrant that it does not know or have any reason to suspect that (i) the monies used to fund the investor’s investment in the Shares have been or will be derived from or related to any illegal activities, including but not limited to, money laundering activities and (ii) the proceeds from the investor’s investment in Shares will be used to finance or otherwise facilitate any illegal activities. The investor must also represent and warrant that neither the investor, nor any of its affiliates, nor any person having a direct or indirect beneficial interest in the Shares being acquired is (i) a senior foreign political figure (“SFPF”), (ii) an immediate family member of a SFPF (iii) a close associate of a SFPF, (iv) a politically exposed person (a “PEP”), (v) an immediate family member of a PEP or (vi) a close associate of a PEP (each as defined in the Subscription Agreement). The investor must also represent and warrant that to the extent a beneficial owner is a bank, including a branch, agency or office of a bank, that is not physically located in the United States, that the investor has taken and will take reasonable measures to establish that the bank has a physical presence or is an affiliate of a regulated entity. The investor must also represent and warrant that it has determined that the funds being invested by the investor in the Fund do not come from corruption. The investor must also agree, except as otherwise agreed by the Adviser, that pursuant to anti-money laundering laws and regulations, the Adviser may be required or determine that it is necessary and appropriate to collect documentation verifying the investor’s identity and the source of funds used to acquire an Interest before, and from time to time after, acceptance by the Adviser of the Subscription Agreement.

Bank Holding Company Act. The U.S. Bank Holding Company Act of 1956, as amended from time to time, and the rules promulgated thereunder (collectively, the “BHC Act”), including as modified by the Dodd-Frank Act and the “Volcker Rule” thereunder, contain restrictions on certain investors that are (or that have affiliates or certain interest in any entity that is) a U.S. banking organization or a non-U.S. bank with a banking presence in the United States from acquiring and holding certain interests in private investment funds. Shares of the Fund are not freely transferable, are not readily tradable on any exchange or market, and there are generally no redemption or withdrawal rights. As a result, Shares must be held on a long-term basis and the prospective investor should carefully review and familiarize itself with these rules and regulations and consult with its own counsel on how the Volcker Rule, the Dodd-Frank Act and the BHC Act may impact the investor, including as a result of its investment in the Fund.

Reporting Obligations. We will furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We filed a Form 10 Registration Statement with the SEC voluntarily, which established the Fund as a reporting company under the Exchange Act, and since effectiveness of the Form 10 Registration Statement, we have been required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Shareholders and the public may access the Fund’s public filings at www.sec.gov.

ERISA. The Fund intends to conduct affairs so that its assets should not be deemed to constitute “plan assets” under ERISA and the Plan Asset Regulations. In this regard, until such time, if any, as the Shares are considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, the Fund intends to limit investment in the Shares by “benefit plan investors” to less than 25% of the total value of the Shares, within the meaning of the Plan Asset Regulations.

Each prospective investor that is, or is acting on behalf of any (i) “employee benefit plan” (within the meaning of Section 3(3) of ERISA) that is subject to Title I of ERISA, (ii) “plan” described in Section 4975 of the Code that is subject to Section 4975 of the Code (including, for example, an individual retirement account and a “Keogh” plan), (iii) plan, account or other arrangement that is subject to the provisions of any federal, state, local, non-U.S. or other laws or regulations that are similar to the fiduciary responsibility or prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code (collectively, “Other Plan Laws”), or (iv) entity whose underlying assets are considered to include the assets of any of the foregoing described in clauses (i), (ii) and (iii), pursuant to ERISA or other applicable law (each of the foregoing described in clauses (i), (ii), (iii) and (iv) referred to as a “Plan”), must independently determine that the Shares are an appropriate investment for the Plan, taking into account its obligations under ERISA, the Code and applicable Other Plan Laws, and the facts and circumstances of each investing Plan.

Material U.S. Federal Income Tax Considerations

The following discussion is a summary of certain material U.S. federal income tax considerations applicable to us and to an investment in Common Shares. This summary deals only with Shareholders that hold their shares as capital assets. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that may be relevant to certain types of Shareholders that are subject to special treatment under U.S. federal income tax laws, including:

•
Shareholders subject to the alternative minimum tax;
•
tax-exempt organizations (except as discussed below);
•
insurance companies;
•
dealers in securities;
•
traders in securities that elect to use a mark-to-market method of accounting for securities holdings;
•
pension plans (except as discussed below);
•
trusts (except as discussed below);
•
financial institutions;
•
entities or arrangements taxed as partnerships or partners therein;
•
persons holding Shares as part of a “straddle,” “hedge,” “conversion transaction,” “synthetic security” or other integrated investment;
•
persons who receive our Shares as compensation;
•
persons who hold our Shares on behalf of another person as a nominee;

•
U.S. expatriates, or
•
U.S. Shareholders (as defined below) who have a “functional currency” other than the U.S. dollar.

Finally, this summary does not address other U.S. federal tax consequences (such as estate, gift and Medicare contribution tax consequences) or any state, local or foreign tax consequences.

The discussion below is based upon the provisions of the Code, and Treasury Regulations, rulings and judicial decisions as of the date hereof. Those authorities may be changed, perhaps retroactively, so as to result in U.S. federal income tax consequences different from those discussed below. This summary does not address all aspects of U.S. federal income taxes and does not deal with all tax consequences that may be relevant to Shareholders in light of their personal circumstances. If an entity or arrangement treated as a partnership for U.S. federal income tax purposes holds our Shares, the tax treatment of a partner in the partnership will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. Accordingly, partnerships holding our Common Shares and the partners in such partnerships should consult their tax advisors regarding the U.S. federal income tax consequences to them.

For purposes of this discussion under the heading “Material U.S. Federal Income Tax Considerations,” a “U.S. Shareholder” is a beneficial owner of our Shares that is, for U.S. federal income tax purposes, an individual who is a citizen or resident of the United States or a domestic corporation (which is generally a corporation or any other entity treated as a corporation for U.S. federal income tax purposes that is created or organized under the laws of the United States, any state thereof, or the District of Columbia) or otherwise subject to U.S. federal income tax on a net income basis in respect of our Shares.

A “Non-U.S. Shareholder” is a beneficial owner of our Shares that is not a U.S. Shareholder and not an entity taxed as a partnership.

Regulated Investment Company Classification

As a BDC, we intend to elect to be treated and to qualify as a RIC for U.S. federal income tax purposes. Our status as a RIC will enable us to deduct qualifying distributions to our Shareholders, so that we will be subject to corporate-level U.S. federal income taxation only in respect of income and gains that we retain and do not distribute.

To maintain our status as a RIC, we must, among other things:

•
maintain an election under the Investment Company Act to be treated as a BDC;
•
derive in each taxable year at least 90% of our gross income from dividends, interest, gains from the sale or other disposition of Shares or securities and other specified categories of investment income; and
•
maintain diversified holdings so that, subject to certain exceptions and cure periods, at the end of each quarter of our taxable year:
•
at least 50% of the value of our total gross assets is represented by cash and cash items, U.S. government securities, the securities of other RICs and “other securities,” provided that such “other securities” shall not include any amount of any one issuer, if our holdings of such issuer are greater in value than 5% of our total assets or greater than 10% of the outstanding voting securities of such issuer, and
•
no more than 25% of the value of our assets may be invested in securities of any one issuer, the securities of any two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses (excluding U.S. government securities and securities of other RICs), or the securities of one or more “qualified publicly traded partnerships.”

We may earn various fees which will not be treated as qualifying income for purposes of the 90% gross income test. We may also earn other types of income that will not be treated as qualifying income for purposes of the 90% gross income test.

To maintain our status as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends for tax purposes of an amount equal to at least 90% of our investment company taxable income (as that term is defined in the Code, which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains that we distribute to Shareholders. In addition, to avoid the imposition of a nondeductible 4% U.S. federal excise tax, we must distribute (or be treated as distributing) in each calendar year an amount at least equal to the sum of:

•
98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•
98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•
100% of any income or gains recognized, but not distributed, in preceding years.

While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

We generally expect to distribute substantially all of our earnings on a quarterly basis, but may reinvest distributions on behalf of those investors that do not elect to receive their distributions in cash. See “Item 1. Business—Distribution Reinvestment Plan” for a description of our distributions policy. One or more of the considerations described below, however, could result in the deferral of distributions until the end of the fiscal year.

We may make investments that are subject to tax rules that require us to include amounts in our income before we receive cash corresponding to that income or that defer or limit our ability to claim the benefit of deductions or losses. For example, if we hold securities issued with original issue discount, that original issue discount may be accrued in income before we receive any corresponding cash payments. Similarly, the terms of the debt instruments that we hold may be modified under certain circumstances. These modifications may be considered “significant modifications” for U.S. federal income tax purposes that give rise to deemed debt-for-debt exchange upon which we may recognize taxable income or gain without a corresponding receipt of cash.

In cases where our taxable income exceeds our available cash flow, we will need to fund distributions with the proceeds of sale of securities or with borrowed money, and may raise funds for this purpose opportunistically over the course of the year.

In certain circumstances (e.g., where we are required to recognize income before or without receiving cash representing such income), we may have difficulty making distributions in the amounts necessary to satisfy the requirements for maintaining RIC status and for avoiding U.S. federal income and excise taxes. Accordingly, we may have to sell investments at times we would not otherwise consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thereby be subject to corporate-level U.S. federal income tax.

If in any particular taxable year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to Shareholders, and distributions will be taxable to our Shareholders as ordinary dividends to the extent of our current or accumulated earnings and profits, and distributions would not be required. Subject to certain limitations under the Code, such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of an individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Shareholder’s tax basis, and any remaining distributions would be treated as capital gain. If we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the taxable year) that we elect to recognize on requalification or when recognized over the next five years.

The Code provides certain relief from RIC disqualification due to inadvertent failures to comply with the 90% gross income test and the diversification tests described above, although there could be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% gross income test or the diversification test described above.

In the event we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. We do not expect to satisfy the conditions necessary to pass through to our Shareholders their share of the foreign taxes paid by us.

Taxation of U.S. Shareholders

Distributions from our investment company taxable income (consisting generally of net ordinary income, net short-term capital gain, and net gains from certain foreign currency transactions) generally will be taxable to U.S. Shareholders as ordinary income to the extent made out of our current or accumulated earnings and profits. To the extent that such distributions paid by us to non-corporate U.S. Shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“qualified dividend income”) may be eligible for a reduced maximum U.S. federal income tax rate. In this regard, it is anticipated that our distributions generally will not be attributable to dividends received by us and, therefore, generally will not qualify for the reduced rates that may be applicable to qualified dividend income. Distributions generally will not be eligible for the dividends received deduction allowed to corporate Shareholders. Distributions derived from our net capital gains (which generally is the excess of our net long-term capital gain over net short-term capital loss) which we have reported as capital gain dividends will be taxable to U.S. Shareholders as long-term capital gain regardless of how long particular U.S. Shareholders have held their shares. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. Shareholder’s adjusted tax basis in such U.S. Shareholder’s Shares and, after the adjusted tax basis is reduced to zero, will constitute capital gains to such U.S. Shareholder.

Any distributions declared by us in October, November, or December of any calendar year, payable to Shareholders of record on a specified date in such a month, which are actually paid during January of the following calendar year, will be treated as if paid by us and received by such Shareholders during the quarter ended December 31 of the previous calendar year. In addition, we may elect to relate any undistributed investment company taxable income or net capital gains eligible for distribution as a dividend back to our immediately prior taxable year if we:

•
declare such dividend prior to the earlier of the 15th day of the ninth month following the close of that taxable year, or any applicable extended due date of our U.S. federal corporate income tax return for such prior taxable year;
•
distribute such amount in the 12-month period following the close of such prior taxable year; and
•
make an election in our U.S. federal corporate income tax return for the taxable year in which such undistributed investment company taxable income or net capital gains were recognized.

Any such election will not alter the general rule that a U.S. Shareholder will be treated as receiving a dividend in the taxable year in which the dividend is distributed, subject to the October, November, or December dividend declaration rule discussed immediately above.

We have adopted a distribution reinvestment plan that will allow Shareholders to elect to receive distributions in the form of additional shares instead of in cash. If a U.S. Shareholder reinvests distributions in additional shares, such U.S. Shareholder will be treated as if it had received a distribution in the amount of cash that it would have received if it had not made the election. Any such additional shares will have a tax basis equal to the amount of the distribution.

Although we intend to distribute any net long-term capital gains at least annually, we may in the future decide to retain some or all of our net long-term capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. Shareholder will be required to include his, her or its share of the deemed distribution in income as if it had been distributed to the U.S. Shareholder, and the U.S. Shareholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. Shareholder’s tax basis for their Shares. Since we expect to pay tax on any retained capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual Shareholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gains. Such excess generally may be claimed as a credit against the U.S. Shareholder’s other federal income tax obligations or may be refunded to the extent it exceeds a Shareholder’s liability for federal income tax. A Shareholder that is not subject to federal income tax or otherwise required to file a federal income tax return would be required to file a federal income tax return on the appropriate form to claim a refund for the taxes we paid. To utilize the deemed distribution approach, we must provide written notice to our Shareholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

If an investor purchases Shares shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though economically it may represent a return of his, her or its investment.

We will send to each of our U.S. Shareholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts of such distributions includible in such U.S. Shareholder’s taxable income for such year as ordinary dividends and capital gain dividends. In addition, the federal tax status of each year’s distributions generally will be reported to the IRS. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. Shareholder’s particular situation.

If a U.S. Shareholder sells or otherwise disposes of Shares, the U.S. Shareholder will recognize gain or loss equal to the difference between its adjusted tax basis in the shares sold or otherwise disposed of and the amount received. Any such gain or loss will be treated as a capital gain or loss and will be long-term capital gain or loss if the shares have been held for more than one year. Any loss recognized on a sale or exchange of shares that were held for six months or less will be treated as long-term, rather than short-term, capital loss to the extent of any capital gain distributions previously received (or deemed to be received) thereon. In addition, all or a portion of any loss recognized upon a disposition of Shares may be disallowed if other Shares are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition.

From time to time, we may offer to repurchase U.S. Shareholders’ outstanding Shares. U.S. Shareholders who tender all Shares held, or considered to be held, by them will be treated as having sold their Shares and generally will realize a capital gain or loss. If a U.S. Shareholder tenders fewer than all of the U.S. Shareholder’s Shares or fewer than all Shares tendered are repurchased, such U.S. Shareholder may be treated as having received a taxable dividend upon the tender of that U.S. Shareholder’s Shares to the extent the tender is made out of our current or accumulated earnings and profits, then as a return of capital to the extent of the U.S. Shareholder’s tax basis, and thereafter any remaining amounts in such tender would be treated as capital gain. In the case where the U.S. Shareholder tenders fewer than all of the U.S. Shareholder’s Shares or fewer than all Shares tendered are repurchased, there is a risk that non-tendering U.S. Shareholders, and U.S. Shareholders who tender some but not all of their Shares or fewer than all whose Shares are repurchased, in each case whose percentage interests in the Fund increase as a result of such tender, will be treated as having received a taxable distribution from the Fund. A proportionate increase in a U.S. Shareholder’s interest in the Fund will not be treated as a taxable distribution of Shares if the distribution qualifies as an isolated redemption of Shares as described in U.S. Treasury regulations. All U.S. Shareholders are urged to consult their tax advisors.

Under applicable U.S. Treasury regulations, if a U.S. Shareholder recognizes a loss with respect to our Shares of $2 million or more for a non-corporate U.S. Shareholder or $10 million or more for a corporate U.S. Shareholder in any single taxable year (or a greater loss over a combination of years), the U.S. Shareholder must file with the IRS a disclosure statement on Form 8886. Direct U.S. Shareholders of portfolio securities are in many cases exempted from this reporting requirement, but under current guidance, U.S. Shareholders of a RIC are not exempted. Future guidance may extend the current exception from this reporting requirement to U.S. Shareholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Significant monetary penalties apply to a failure to comply with this reporting requirement. States may also have a similar reporting requirement. U.S. Shareholders should consult their own tax advisers to determine the applicability of these U.S. Treasury regulations in light of their individual circumstances.

We will be required in certain cases to backup withhold and remit to the U.S. Treasury a portion of qualified dividend income, ordinary income dividends and capital gain dividends, and the proceeds of redemption of shares, paid to any Shareholder (a) who has provided either an incorrect tax identification number or no number at all, (b) whom the IRS subjects to backup withholding for failure to report the receipt of interest or dividend income properly or (c) who has failed to certify to us that it is not subject to backup withholding or that it is an “exempt recipient.” Backup withholding is not an additional tax and any amounts withheld may be refunded or credited against a Shareholder’s federal income tax liability, provided the appropriate information is timely furnished to the IRS.

Potential Limitation with Respect to Certain U.S. Shareholders on Deductions for Certain Fees and Expenses

We do not anticipate that we will be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code). If we are not treated as such for any calendar year, then, for purposes of computing the taxable income of U.S. Shareholders that are individuals, trusts or estates, (i) our earnings will be computed without taking into account such U.S. Shareholders’ allocable shares of the Base Management Fees and Incentive Fees paid to our Adviser and certain of our other expenses, (ii) each such U.S. Shareholder will be treated as having received or accrued a distribution from us in the amount of such U.S. Shareholder’s allocable share of these fees and expenses for the calendar year, (iii) each such U.S. Shareholder will be treated as having paid or incurred such U.S. Shareholder’s allocable share of these fees and expenses for the calendar year and (iv) each such U.S. Shareholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. Shareholder. In addition, we would be required to report the relevant income and expenses, including the Base Management Fees, on Form 1099-DIV. Miscellaneous itemized deductions generally are not deductible under current law by individuals, trusts or estates.

Taxation of Tax-Exempt U.S. Shareholders

A U.S. Shareholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income, or UBTI. The direct conduct by a tax-exempt U.S. Shareholder of the activities that we propose to conduct could give rise to UBTI. However, a RIC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its Shareholders for purposes of determining their treatment under current law. Therefore, a tax-exempt U.S. Shareholder will not be subject to U.S. taxation solely as a result of such Shareholder’s ownership of our Shares and receipt of distributions that we pay.

Taxation of Non-U.S. Shareholders

Whether an investment in the Shares is appropriate for a Non-U.S. Shareholder will depend upon that person’s particular circumstances. An investment in the Shares by a Non-U.S. Shareholder may have adverse tax consequences as compared to a direct investment in the assets in which we will invest. Non-U.S. Shareholders should consult their tax advisors before investing in our Shares.

If the income from us is not “effectively connected” with a U.S. trade or business carried on by the Non-U.S. Shareholder, distributions of our investment company taxable income that we pay to a Non-U.S. Shareholder will be subject to U.S. withholding tax at a 30% rate to the extent of our current or accumulated earnings and profits unless (i) such distributions qualify for the pass-through rules described below, and such Shareholder could have received the underlying income free of tax; (ii) such Shareholder qualifies for, and complies with the procedures for claiming, an exemption or reduced rate under an applicable income tax treaty; or (iii) such Shareholder qualifies, and complies with the procedures for claiming, an exemption by reason of its status as a foreign government-related entity.

Non-U.S. Shareholders generally are not subject to U.S. federal income tax on capital gains realized on the sale of our shares or on actual or deemed distributions of our net capital gains. If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. Shareholder will be entitled to a U.S. federal income tax credit or tax refund equal to the Shareholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. To obtain the refund, the Non-U.S. Shareholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return, even if the Non-U.S. Shareholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.

At the end of 2015, Congress permanently renewed the pass-through rules under which certain distributions by RICs derived from our “qualified net interest income” (generally, our U.S. source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at a least a “10% shareholder”, reduced by expenses that are allocable to such income) or paid in connection with our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year) qualify for an exemption from U.S. withholding tax. As a result, distributions that we designate as “interest-related dividends” or “short-term capital gain dividends” generally will be exempt from U.S. withholding tax if the underlying income is U.S.-source and the Non-U.S. Shareholder could have received the underlying income free of tax. To the extent distributions are paid that do not qualify for this exemption (e.g., distributions related to foreign-source income or other income not treated as qualified net interest income or qualified short-term capital gains), some Non-U.S. Shareholders may qualify for a reduced rate of U.S. withholding tax under an applicable tax treaty or for an exemption from U.S. withholding tax by reason of their status as a foreign sovereign or under special treaty provisions for certain foreign pension funds. Prospective investors should consult their own advisers regarding their eligibility for a reduced rate or exemption as described above. We will disclose information regarding our distributions relevant for shareholder tax characteristics on an annual basis.

To qualify for an exemption or reduced rate of U.S. withholding tax (under a treaty, by reason of an exemption for sovereign investors, or under the rules applicable to interest-related dividends or short-term capital gain dividends), a Non-U.S. Shareholder must comply with the U.S. tax certification requirements described below. A Non-U.S. Shareholder must deliver to the applicable withholding agent and maintain in effect a valid IRS Form W-8BEN-E or other applicable tax certification establishing its entitlement to the exemption or reduced rate, or otherwise establishing an exemption from backup withholding.

We have adopted a distribution reinvestment plan that will allow Shareholders to elect to receive distributions in the form of additional shares instead of in cash. If a Non-U.S. Shareholder reinvests distributions in additional shares, such Non-U.S. Shareholder will be treated as if it had received a distribution in the amount of cash that it would have received if it had not made the election. If the distribution is a distribution of our investment company taxable income and is not designated by us as a short-term capital gain dividend or interest-related dividend, if applicable, the amount distributed (to the extent of our current or accumulated earnings and profits) will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) and only the net after-tax amount will be reinvested in our Shares. The Non-U.S. Shareholder will have an adjusted tax basis in the additional Shares purchased through the distribution reinvestment plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the Non-U.S. Shareholder’s account.

In the case of distributions made by the Fund (other than capital gain dividends), additional requirements will apply to Non-U.S. Shareholders that are considered for U.S. federal income tax purposes to be a foreign financial institution or non-financial foreign entity, as well as to Non-U.S. Shareholders that hold their shares through such an institution or entity. In general, an exemption from U.S. withholding tax will be available only if the foreign financial institution, under an agreement it has entered into with the U.S. government or under certain intergovernmental agreements, collects and provides to the U.S. tax authorities information about its accountholders (including certain investors in such institution) and if the non-financial foreign entity has provided the withholding agent with a certification identifying certain of its direct and indirect U.S. owners. Any U.S. taxes withheld pursuant to the aforementioned requirements from distributions paid to affected Non-U.S. Shareholders who are otherwise eligible for an exemption from, or reduction of, U.S. federal withholding taxes on such distributions may only be reclaimed by such Non-U.S. Shareholders by timely filing a U.S. tax return with the IRS to claim the benefit of such exemption or reduction.

A RIC is a corporation for U.S. federal income tax purposes. Under current law, a Non-U.S. Shareholder will not be considered to be engaged in the conduct of a business in the United States solely by reason of its ownership in a RIC. Certain special rules apply to a Non-U.S. Shareholder that is an entity qualifying for tax exemption under Section 892 of the Code. Such a Non-U.S. Shareholders will generally not be treated as engaged in “commercial activity” merely by virtue of its ownership of our Shares and will generally be exempt from withholding tax on distributions received on Shares. Certain special rules apply to such Non-U.S. Shareholders if we qualify as a U.S. real property holding corporation. We do not expect these special rules to apply but there cannot be any assurance thereof.

If the income from us is treated “effectively connected” with a U.S. trade or business carried on by a Non-U.S. Shareholder, then distributions of investment company taxable income, any capital gain dividends, any amounts retained by us that are designated as undistributed capital gains and any gains realized upon the sale or exchange of our Shares will be subject to U.S. federal income tax at the graduated rates applicable to U.S. citizens, residents or domestic corporations. Corporate Non-U.S. Shareholders may also be subject to the branch profits tax imposed by the Code.

Non-U.S. Shareholders should consult their own tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the Shares.

U.S. information reporting requirements will apply and backup withholding will not apply to distributions paid on our shares to a Non-U.S. Shareholder, provided the Non-U.S. Shareholder provides to the applicable withholding agent a Form W-8BEN-E (or satisfies certain documentary evidence requirements for establishing that it is not a United States person) or otherwise establishes an exemption. Similarly, information reporting requirements (but not backup withholding) will apply to a payment of the proceeds of a sale of our Shares effected outside the United States by a foreign office of a broker if the broker (i) is a United States person, (ii) derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, (iii) is a “controlled foreign corporation” as to the United States, or (iv) is a foreign partnership that, at any time during its taxable year is more than 50% (by income or capital interest) owned by United States persons or is engaged in the conduct of a U.S. trade or business, unless in any such case the broker has documentary evidence in its records that the holder is a Non-U.S. Shareholder and certain conditions are met, or such holder otherwise establishes an exemption. Payment by a United States office of a broker of the proceeds of a sale of our shares will be subject to both backup withholding and information reporting unless the Non-U.S. Shareholder certifies its status that it is not a United States person under penalties of perjury or otherwise establishes an exemption. Backup withholding is not an additional tax. Any amounts withheld from payments made to a Non-U.S. Shareholder may be refunded or credited against such Shareholder’s U.S. federal income tax liability, if any, provided that the required information is timely furnished to the IRS.

ITEM 1A. RISK FACTORS

Investing in our Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or trading markets similar to ours. In addition to the other information contained in this Annual Report, you should consider carefully the following information before making an investment in our Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Shares could decline, and you may lose all or part of your investment. The risk factors listed below apply to the Fund and its subsidiaries on a consolidated basis.

Risks Related to Our Business and Structure

We have a limited operating history.

We have a limited operating history, having been recently formed and converted to a BDC on the Conversion Effective Date, at which point we became the first BDC to be advised by our Adviser. Because we have a limited operating history, we have conducted limited business activities as a BDC prior to the completion of our private placement offering, and as such we have limited financial information on which an investor can evaluate an investment in the Fund or our prior performance. Further, we are subject to all of the business risks and uncertainties associated with any young business, including the risk that we will not achieve our investment objective and that the value of an investor’s investment could decline substantially or become worthless. To the extent required to comply with diversification requirements during the startup period, we will invest any uninvested cash that we hold in short-term investments, such as cash and cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. As a result, we expect such temporary investments will earn yields substantially lower than the interest income that we will receive in respect of loans to middle market borrowers, and we may not be able to pay any significant distributions during this period, and any such distributions, if any, may be lower than the distributions that may be paid when our portfolio is fully invested.

We will pay a Management Fee to the Adviser throughout this interim period. If the Management Fee and our other expenses exceed the return on the temporary investments, our equity capital will be eroded.

The Fund is a non-diversified, closed-end management investment company, that has elected to be regulated as a BDC, with limited operating history as a BDC. As a result, prospective investors have a limited track record or history as a BDC on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. While we believe that the past professional experiences of Audax Private Debt’s Investment Committee, including investment and financial experience of Audax Private Debt’s senior management, increases the likelihood that the Adviser will be able to manage the Fund successfully, there can be no assurance that this will be the case.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

The Investment Company Act imposes numerous constraints on the operations of BDCs. See “Item 1. Business—Regulation as a Business Development Company” for a discussion of BDC limitations. For example, BDCs are required to invest at least 70% of their total assets in securities of nonpublic or thinly traded U.S. companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. These constraints may hinder the Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

We may need to periodically access the debt and equity capital markets to raise cash to fund new investments in excess of our repayments, and we may also need to access the capital markets to refinance existing debt obligations to the extent such maturing obligations are not repaid with availability under our revolving credit facilities or cash flows from operations.

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current shareholders. The Investment Company Act limits our ability to incur borrowings and issue debt securities and preferred shares, which we refer to as senior securities, requiring that after any borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%.

We may need to continue to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets may limit our ability to refinance our existing debt obligations as they come due and/or to fully execute our business strategy and could limit our ability to grow or cause us to have to shrink the size of our business, which could decrease our earnings, if any. Consequently, if the value of our assets declines or we are unable to access the capital markets we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to holders of our Common Shares ("Common Shareholders"). If we borrow money or issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

If we issue Preferred Shares, the Preferred Shares would be another form of leverage and rank “senior” to our Common Shares in our capital structure. Holders of our Preferred Shares ("Preferred Shareholders"), if any, will have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our Common Shareholders. The issuance of Preferred Shares could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Common Shares or otherwise be in the best interest of holders of our Common Shares. Holders of our Common Shares will directly or indirectly bear all of the costs associated with offering and servicing any Preferred Shares that we issue. In addition, any interests of Preferred Shareholders may not necessarily align with the interests of holders of our Common Shares and the rights of holders of shares of Preferred Shares to receive distributions would be senior to those of holders of our Common Shares.

Our Board may decide to issue additional Shares to finance our operations rather than issuing debt or other senior securities. However, we generally will not be able to issue and sell our Shares at a price below net asset value per share. We may, however, elect to issue and sell our Shares, or warrants, options or rights to acquire our Shares, at a price below the then-current net asset value of our Shares if our Board determines that the sale is in the Fund’s best interest and the best interests of the Fund’s Shareholders, and the Fund’s Shareholders have approved our policy and practice of making these sales within the preceding 12 months. We may in the future seek such approval; however, there is no assurance such approval will be obtained. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of those securities (less any distribution commission or discount). In the event we sell our Shares at a price below net asset value per share, existing shareholders will experience net asset value dilution. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share and would cause a proportionately greater decrease in the Shareholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. As a result of any such dilution, our market price per share may decline. Because the number of Shares that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

In addition to issuing securities to raise capital as described above, we could securitize our investments to generate cash for funding new investments. To securitize our investments, we likely would create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect would be willing to accept a substantially lower interest rate than the loans earn. The term “subsidiary” includes entities that engage in investment activities in securities or other assets that are primarily controlled by the Fund. Further, the Fund will treat a wholly-owned subsidiary’s assets as assets of the Fund for purposes of determining compliance with various provisions of the Investment Company Act applicable to the Fund, including those relating to investment policies (Section 8), capital structure and leverage (Sections 18 and 61) and affiliated transactions and custody (Sections 17 and 57). The Fund would generally expect to consolidate any such wholly-owned subsidiary for purposes of our financial statements and compliance with the Investment Company Act. In addition, the Board will comply with the provisions of Section 15 of the Investment Company Act with respect to a wholly-owned subsidiary’s investment advisory contract, if applicable. The Fund currently has three wholly-owned subsidiaries, APCF SPV I, LLC, Audax Private Credit Subsidiary, LLC, and APCF Equity, LLC (the “Subsidiaries”). Each Subsidiary does not have an investment advisory contract and uses the same custodian as the Fund. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of investments before any of the debt securities would be exposed to the losses. An inability to successfully securitize our investment portfolio could limit our ability to grow or fully execute our business and could adversely affect our earnings, if any. The successful securitization of our investment could expose us to losses because the portions of the securitized investments that we would typically retain tend to be those that are riskier and more apt to generate losses. The Investment Company Act also may impose restrictions on the structure of any securitization. In connection with any future securitization of investments, we may incur greater set-up and administration fees relating to such vehicles than we have in connection with financing of our investments in the past. See “Item 1A. Risk Factors—Risks Related to Our Portfolio Company Investments—We may securitize certain of our investments, which may subject us to certain structured financing risks.”

We intend to borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.

As part of our business strategy, we intend to borrow from and may in the future issue senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that have priority over the claims of our shareholders. If the value of our assets decreases, leverage will cause our NAV to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make distribution payments on our Shares. In addition, we would have to service any additional debt that we incur, including interest expense on debt and distributions on Preferred Shares that we may issue, as well as the fees and costs related to the entry into or amendments to debt facilities. Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, the Management Fee is based in part on our net assets, which may give our Adviser an incentive to use leverage to make additional investments. See “Item 1A. Risk Factors—Risks Related to Our Business and Structure—Even in the event the value of an investor’s investment declines, the Base Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser.” The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure investors that we will be able to obtain credit at all or on terms acceptable to us.

We intend to enter into credit facilities or issue debt pursuant to indentures that may impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. Our compliance with these covenants depends on many factors, some of which are beyond our control. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

Our indebtedness could adversely affect our business, financial conditions or results of operations.

We cannot assure investors that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before it matures. We cannot assure investors that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure investors that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our shareholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

The Small Business Credit Availability Act allows us to incur additional leverage and would require us to offer liquidity to our Shareholders.

Under the Investment Company Act, a BDC generally is required to maintain asset coverage of 200% for senior securities representing indebtedness (such as borrowings from banks or other financial institutions) or stock (such as preferred stock). The Small Business Credit Availability Act, which was signed into law on March 23, 2018, provides that a BDC’s required asset coverage under the Investment Company Act may be reduced from 200% (equivalent of $1 of debt outstanding for each $1 equity) to 150% (equivalent to $2 of debt outstanding for each $1 of equity). This reduction in asset coverage would permit a BDC to double the amount of leverage it may utilize, subject to certain approval, timing and reporting requirements, including either Shareholder approval or approval of a majority of the directors who are not “interested persons” (as defined in the Investment Company Act) of the BDC and who have no financial interest in the arrangement. The limited partners of the Limited Partnership approved the lower asset coverage ratio for the Fund prior to the Conversion. As a result, investors may face increased investment risk. We may not be able to implement our strategy to utilize additional leverage successfully. See “Item 1A. Risk Factors—Risks Related to Our Business and Structure—We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.” Any impact on returns or equity or our business associated with additional leverage may not outweigh the additional risk. See “Item 1A. Risk Factors—Risks Related to Our Business and Structure—We intend to borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.”

As a non-traded BDC, if we receive the relevant approval to increase our authorized leverage, we will be required to offer our Shareholders the opportunity to sell their Shares over the next year following the calendar quarter in which the approval was obtained.

We may default under our current or future credit facilities.

In the event we default under a credit facility or other financing arrangements, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such credit facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in a credit facility may limit our investment discretion.

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial and investment banks and other sources of funding, such as issuers of collateral loan obligations and other structured loan funds. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in our target market of privately owned U.S. companies. As a result of these new entrants, competition for investment opportunities in privately owned U.S. companies could intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer prospective borrowers better pricing and more flexible structuring than we are able to do.

We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure criteria. If we are forced to match these criteria to make investments, we may not be able to achieve acceptable returns on our investments or lose capital. Any increase in the number and/or the size of our competitors could force us to accept less attractive investment terms or not lend. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC status. Such competitive pressures may adversely affect our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also we may not be able to identify and make investments that are consistent with our investment objective.

If we are unable to source investments, access financing or manage future growth effectively, we may be unable to achieve our investment objective.

Our ability to achieve our investment objective depends on our Investment Committee’s ability to identify, evaluate, finance and invest in suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide efficient services and our access to financing sources on acceptable terms, including equity financing. Moreover, our ability to structure investments may also depend upon the participation of other prospective investors. For example, our ability to offer loans above a certain size and to structure loans in a certain way may depend on our ability to partner with other investors. As a result, we could fail to capture some investment opportunities if we cannot provide “one-stop” financing to a potential portfolio company either alone or with other investment partners.

In addition to monitoring the performance of our existing investments, members of our investment team may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment. To grow, our Adviser may need to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our growth prospects and ability to achieve our investment objective.

Even in the event the value of an investor’s investment declines, the Base Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser.

Even in the event the value of an investor’s investment declines, the Base Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser. The Base Management Fee is calculated as a percentage of the value of our net assets at a specific time, and may give our Adviser an incentive to use leverage to make additional investments. In addition, the Management Fee is payable regardless of whether the value of our net assets or an investor’s investment have decreased. The use of increased leverage may increase the likelihood of default, which would disfavor holders of our Shares. Given the subjective nature of the investment decisions that our Adviser will make on our behalf, we may not be able to monitor this potential conflict of interest.

One component of the Incentive Fee is calculated as a percentage of Pre-Incentive Fee Net Investment Income. Since Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses, it is possible that we may pay an Incentive Fee in a quarter in which we incur a loss. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the quarterly minimum Hurdle Rate, we will pay the applicable Incentive Fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

Also, one component of the Incentive Fee is calculated annually based upon our realized capital gains, computed net of realized capital losses and unrealized capital depreciation on a cumulative basis. As a result, we may owe the Adviser an Incentive Fee during one year as a result of realized capital gains on certain investments, and then incur significant realized capital losses and unrealized capital depreciation on the remaining investments in our portfolio during subsequent years. Incentive Fees earned in prior years cannot be clawed back even if we later incur losses.

In addition, the Incentive Fee payable by us to the Adviser may create an incentive for the Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such a compensation arrangement. The Adviser receives the Incentive Fee based, in part, upon capital gains realized on our investments. Unlike the portion of the Incentive Fee that is based on income, there is no hurdle rate applicable to the portion of the Incentive Fee based on capital gains. As a result, the Adviser may have an incentive to invest more in companies whose securities are likely to yield capital gains, as compared to income-producing investments. Such a practice could result in our making more speculative investments than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We will be an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the initial offering, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Shares less attractive because we will rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of such extended transition periods.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Efforts to comply with the Sarbanes-Oxley Act involve significant expenditures.

We are subject to the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We will implement, procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. As a result, we expect to incur significant additional expenses, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We do not know when our evaluation, testing and remediation actions will be completed or its impact on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be a “non-accelerated filer” under Rule 12b-2 of the Exchange Act or an “emerging growth company” under the JOBS Act. As long as we remain a non-accelerated filer or an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

We are obligated to maintain proper and effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of the Shares.

We are obligated to maintain proper and effective internal controls over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. However, we will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until the later of the date we are no longer a non-accelerated filer or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting may not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet. Specifically, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting starting with our Annual Report on Form 10-K for the year ending December 31, 2026; however, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the date we are no longer a non-accelerated filer or the date we are no longer an emerging growth company under the JOBS Act.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act or maintain adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we could be subject to regulation as a registered closed-end investment company under the Investment Company Act, which would subject us to substantially more regulatory restrictions and correspondingly decrease our operating flexibility.

Any failure to comply with the requirements imposed on BDCs by the Investment Company Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our Shareholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to substantially greater regulation under the Investment Company Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable and default rates on the debt securities we acquire, inflation, energy shortages, the level of our expenses, variations in and timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as indicative of performance in future periods. These occurrences could have a material adverse effect on our results of operations, the value of your investment and our ability to pay distributions.

Because our business model will depend to a significant extent upon relationships with corporations, financial institutions and investment firms, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

Our Adviser depends on its relationships with corporations, financial institutions and investment firms, and we will rely indirectly to a significant extent upon these relationships to provide us with potential investment opportunities. If our Adviser fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom our Adviser has relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.

Certain investors are limited in their ability to make significant investments in us.

Investment companies regulated under the Investment Company Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting shares (measured at the time of the acquisition), unless these funds comply with an exemption under the Investment Company Act as well as other limitations under the Investment Company Act that would restrict the amount that they are able to invest in our securities. Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act are also subject to this restriction. As a result, certain investors may be precluded from acquiring additional shares at a time that they might desire to do so.

We are a non-diversified investment company within the meaning of the Investment Company Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the Investment Company Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we will not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the Investment Company Act, we will maintain the flexibility to operate as a diversified investment company. To the extent that we operate as a diversified investment company in the future, we may be subject to greater risk.

The Fund may be restricted from initiating transactions as a result of the receipt of material non-public information.

Audax Private Debt funds and investment platforms regularly obtain non-public information regarding various target companies and other investment opportunities. In general, Audax Private Debt imputes non-public information received by one investment team within Audax Private Debt to all other investment professionals. As Audax Private Debt and affiliated professionals may acquire confidential or material nonpublic information (“MNPI”), the Fund and/or other Affiliated Funds may be restricted from initiating transactions in certain securities, including, as a result of the receipt of MNPI by another investment team or professional within Audax Private Debt.

Non-public information received by one investment team within Audax Private Debt is likely to restrict trading on a firm-wide basis. As a result, the Fund may, in certain circumstances, decline to receive non-public information regarding a company.

Further, non-disclosure agreements associated with transactions (including transactions entered into by other Affiliated Funds) often contain contractual trading restrictions, including standstill and non-circumvent provisions, which could prevent the Fund from acquiring or disposing of investments in an issuer, potentially for extended periods. Such agreements could also restrict the Fund’s ability to share certain information with shareholders relevant to the Fund or its portfolio investments.

Separately, certain counterparties may disqualify the Fund from transacting with such counterparties or their affiliates as a result of the activities of other businesses of Audax Private Debt and its affiliates.

We may have no or limited insurance against certain catastrophic losses.

Certain losses of a catastrophic nature, such as wars, earthquakes, typhoons, terrorist attacks or other similar events, may be either uninsurable or insurable at such high rates that to maintain such coverage would cause an adverse impact on the related investments. In general, losses related to terrorism are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property. As a result, all investments may not be insured against terrorism. If a major uninsured loss occurs, we could lose both invested capital in and anticipated profits from the affected investments.

Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.

Cybersecurity, privacy and data protection have become top priorities for regulators in the United States and around the world. Many jurisdictions in which we operate have laws and regulations relating to privacy, data protection and cybersecurity, including, for example, the Gramm-Leach-Bliley Act (“GLBA”) (including recent amendments to Regulation S-P promulgated under the GLBA). In light of the focus of U.S. federal regulators on cybersecurity, SEC enforcement activity, as well as SEC examination activity, has increased in recent years and may increase further. Although we maintain cybersecurity controls designed to prevent cyber incidents from occurring, no security is impenetrable to cyberattacks. It is possible that current and future cyber enforcement activity will target practices that we believe are compliant, but the SEC or other regulators deem otherwise.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to, use, alteration or destruction of our information systems for purposes of misappropriating assets, obtaining ransom payments, stealing confidential information, corrupting data or causing operational disruption, or may involve phishing. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. The costs related to cybersecurity incidents may not be fully insured or indemnified. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by our Adviser and third-party service providers, and the information systems of our portfolio companies. We, our Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Third parties with which we do business (including, but not limited to, key service providers, such as accountants, custodians, transfer agents and administrators, and the issuers of securities in which we invest) may also be sources or targets of cybersecurity or other technological risks. We will outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we will engage in actions to reduce our exposure resulting from outsourcing, we cannot control the cybersecurity plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

Additionally, investments of Audax Private Debt Funds, including the Fund, and other Audax Private Debt entities have involved and may in the future involve companies that have experienced cyber-events and that, given the rise of cybersecurity incidents, may become involved in future cyber events. Cybersecurity events also could affect other Audax Private Debt and/or affiliated entities. Such cyber security attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data.

A cybersecurity breach may cause the Fund to lose proprietary information, suffer data corruption or expose information to misuse. Sensitive information which may be breached in the event of a cybersecurity threat includes, without limitation, information regarding the Fund’s investment activities and Shareholders. Cybersecurity breaches of Audax Private Debt’s and the Fund’s third-party service providers or portfolio investments may also subject the Fund to many of the same risks associated with direct cybersecurity breaches. If such events were to materialize, they could, among other things, (i) lead to losses of sensitive information or capabilities essential to Audax Private Debt’s, the Fund’s, and/or the Fund’s portfolio company’s operations, (ii) have a material adverse effect on Audax Private Debt’s, the Fund’s and/or the portfolio company’s reputations, financial positions, results of operations or cash flows, (iii) lead to financial losses from remedial actions, loss of business or potential liability, or (iv) lead to the disclosure of Fund shareholders’ personal information or other sensitive information.

The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Audax Private Debt’s, the Fund’s and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information of any shareholder (and, if applicable, its underlying investors or beneficial owners and/or control persons) or the intellectual property and trade secrets of Audax Private Debt and/or a portfolio company. Such a failure could result in reputational harm to Audax Private Debt, the Fund and/or the affected portfolio investment, subject any such entity and its affiliates to legal claims and otherwise adversely affect its business and financial performance. Cybersecurity risks also require us to undertake ongoing preventative measures and to incur compliance costs.

We and our portfolio companies are subject to regulations related to privacy, data protection, wider data and information security, and any failure to comply with these requirements could result in fines, sanctions or other penalties, which could have a material adverse effect on our business and our reputation.

The adoption, interpretation and application of consumer protection, data protection, wider data and/or privacy laws and regulations in the United States, Europe or other jurisdictions (collectively, “Privacy Laws”) could significantly impact current and planned privacy and information security related practices, the collection, use, sharing, retention and safeguarding of data, including personal data, and current and planned business activities of the Adviser, Audax Private Debt and us and/or our portfolio companies and service providers, and increase compliance costs and require the dedication of additional time and resources to compliance for such entities. A failure to comply with such Privacy Laws by any such entity could result in fines, sanctions or other penalties, which could materially and adversely affect the results of operations and overall business, as well as have a negative impact on reputation and our performance. As Privacy Laws are implemented, interpreted and applied, compliance costs are likely to increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place.

For example, the California Consumer Privacy Act of 2018 (as amended by the California Privacy Rights Act of 2020 and implementing regulations thereto), broadly impacts businesses that handle various types of personal data by imposing stringent legal and operational obligations on regulated businesses, as well as the potential for significant penalties. In addition, the passage of the amendments to Regulation S-P at the U.S. federal level impose operationally challenging notification requirements and deadlines in addition to obligations to implement written policies and procedures to govern oversight of service providers that will likely increase associated compliance costs.

Other jurisdictions, including many other U.S. states such as Colorado, Connecticut, Oregon, Virginia, Utah and Texas, among others, also have passed, have proposed or are considering similar Privacy Laws, which impose, or could impose if enacted, similarly significant costs, potential liabilities and operational and legal obligations. Such Privacy Laws and regulations vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens, and the potential for significant liability for regulated entities, which may include Audax Private Debt and us and/or our portfolio companies.

Any inability, or perceived inability, by us or our portfolio companies to adequately address data protection or privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant legal, regulatory and third-party liability, increased costs, disruption of our and our portfolio companies’ business and operations, and a loss of client (including investor) confidence and other reputational damage. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements. For example, the SEC’s stated 2026 examination priorities included an intended focus on adviser’s policies and procedures related to information security and operational risks in the safeguarding of customer records and information. Furthermore, as new data protection and privacy-related laws and regulations are implemented, the time and resources needed for us and our portfolio companies to comply with such laws and regulations continues to increase and become a significant compliance workstream.

See "Item 1A. Risk Factors—General Risks Related to an Investment in the Fund—European Data Privacy and Security Laws."

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay distributions.

Our business is highly dependent on the communications and information systems of Audax Private Debt, (including the Adviser), its affiliates and third parties (such as certain information technology services utilized by the Adviser on our behalf). Further, in the ordinary course of our business we or the Adviser engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts;
•
outages due to idiosyncratic issues at specific providers; and
•
cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect our ability to pay distributions to our Shareholders.

Our Board may change our investment objective, operating policies and strategies without prior notice or Shareholder approval.

Our Board has the authority to change our investment objective and modify or waive certain of our operating policies and strategies without prior notice (except as required by the Investment Company Act) and without Shareholder approval. However, absent Shareholder approval, we may not change the nature of our business so as to cease to be a BDC and we may not withdraw our election as a BDC. We cannot predict the effect any changes to our current operating policies or strategies would have on our business, operating results and value of our Shares. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital, which would harm our ability to achieve our investment objectives.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the prior standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in our private offering of Shares cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend the offering to retail customers. If Regulation Best Interest reduces our ability to raise capital in the offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income.

If the Adviser or certain of its affiliates are deemed a “Bad Actor”, it could negatively impact our ability to raise capital.

Rule 501 and Rule 506 of Regulation D under the Securities Act bar issuers deemed to be “bad actors” from relying on Rule 506 in connection with private placements (the “disqualification rule”). Specifically, an issuer is precluded from conducting offerings that rely on the exemption from registration under the Securities Act provided by Rule 506 (“Rule 506 offerings”) if a “covered person” of the issuer has been the subject of a “disqualifying event” (each as defined below). “Covered persons” include, among others, the issuer, affiliated issuers, any investment manager of an issuer that is a pooled investment fund, any solicitor of the issuer, any director, executive officer or other officer participating in the offering of the issuer, any general partner or managing member of the foregoing entities, any promoter of the issuer and any beneficial owner of 20% or more of the issuer’s outstanding voting equity securities, calculated on the basis of voting power. A “disqualifying event” includes, among other things, certain (a) criminal convictions and court injunctions and restraining orders issued in connection with the purchase or sale of a security or false filings with the SEC; (b) final orders from the CFTC, federal banking agencies and certain other regulators that bar a person from associating with a regulated entity or engaging in the business of securities, insurance or banking or that are based on certain fraudulent conduct; (c) SEC disciplinary orders relating to investment advisers, brokers, dealers and their associated persons; (d) SEC cease-and-desist orders relating to violations of certain anti-fraud provisions and registration requirements of the federal securities laws; (e) suspensions or expulsions from membership in a self-regulatory organization (“SRO”) or from association with an SRO member; and (f) U.S. Postal Service false representation orders.

A disqualification will occur only in the case of a disqualifying event of a covered person that occurs on or after April 10, 2015, although issuers must disclose to potential investors in a Rule 506 offering disqualifying events of covered persons that occurred before September 23, 2013. The rule provides an exception from disqualification if the issuer can show that it did not know and, in the exercise of reasonable care, could not have known, that the issuer or any other covered person had a disqualifying event, although an issuer will not be able to establish that it has exercised reasonable care unless it has made, in light of the circumstances, factual inquiry into whether any disqualifications exist.

The Adviser has a large number of affiliates, many of whom may be deemed to be affiliated issuers of us and, therefore, covered persons of us for purposes of our Rule 506 offerings. Thus, while the Adviser has made, and on a periodic basis will continue to make, inquiries into whether any persons that the Adviser has determined to be affiliated issuers have been subject to any disqualifying events, in some circumstances the Adviser’s ability to determine whether we would be disqualified from relying on Rule 506 may depend on cooperation of third parties over whom the Adviser may have limited control and influence.

If any of Audax Private Debt’s covered persons, including any affiliated issuer of us, is subject to a disqualifying event, we could lose the ability to raise capital in a future Rule 506 offering for a significant period of time and our business, financial condition and results of operations could be materially and adversely affected.

Compliance with anti-money laundering requirements could require the Adviser to provide to governmental authorities information about our Shareholders and could require that a Shareholder’s funds be frozen or that the Shareholder withdraw from the Fund.

The Fund and the Adviser will be authorized, without the consent of any person, including any Shareholder, to take such action as they determine in their sole discretion to be reasonably necessary or advisable to comply, or to cause us to comply, with any applicable laws and regulations, including any anti-money laundering or counter-terrorist financing laws, rules, regulations, directives or special measures. In addition, the Fund and the Adviser may disclose, without the consent of any person, including any Shareholder, to governmental authorities, SROs and financial institutions information concerning us and one or more of the shareholders that the Fund or the Adviser determines in our or its sole discretion is necessary or advisable to comply with applicable laws and regulations, including any anti-money laundering or counter-terrorist financing laws or regulations, and each shareholder will be required to provide the Fund and the Adviser all information that the Fund or the Adviser determines in our or its sole discretion to be advisable or necessary to comply with such laws and regulations. The Fund or the Adviser may be required by applicable law to freeze a shareholder’s funds or cause such shareholder to withdraw or compulsorily withdraw such shareholder from the Fund.

Submission to Jurisdiction; Waiver of Jury Trial

Pursuant to the LLC Agreement, each holder of Shares accepts the non-exclusive jurisdiction of courts of the State of New York located in New York County or the U.S. District Court for the Southern District of New York located in New York County. Submission to such jurisdiction may result in litigation in a venue that a Shareholder could view as inconvenient or less favorable in the absence of such provision. Furthermore, each Shareholder, by becoming a member of the Fund and agreeing to be bound by the terms of the LLC Agreement, waives its right to a trial by jury to the fullest extent permitted by law in any claim or cause of action directly or indirectly based upon or arising out of the LLC Agreement.

No shareholder approval is required for certain mergers.

Our Board may undertake to approve mergers between us and certain other funds or vehicles. Subject to the requirements of the Investment Company Act, such mergers will not require shareholder approval so investors will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of the NAV per share of the Fund. These mergers may involve funds managed by affiliates of the Adviser. The Board may also convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident shareholders.

We are operating in a period of disruption, volatility and uncertainty in the capital markets and in the economy generally.

The U.S. and global markets have, from time to time, experienced periods of disruption due to events such as terrorist attacks; acts of war; natural disasters, such as earthquakes, tsunamis, fires, floods or hurricanes; outbreaks of epidemic, pandemic or contagious diseases; and general financial crises. Such events have created, and continue to create, economic and political uncertainties and have contributed to extreme volatility and disruption in recent years. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The federal government and the Federal Reserve System (the “Federal Reserve”), as well as foreign governments and central banks, have implemented, and may continue to implement, significant fiscal and monetary policies in response to these disruptions, and additional government and regulatory responses may be possible. These actions, future market disruptions and illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows.

Capital markets have been affected at times by a number of global macroeconomic events, including but not limited to the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks and instability in the Chinese capital markets. There can be no assurance that these market conditions will not occur or worsen in the future. In particular, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China, concern as to whether China’s stimulus measures will effectively stabilize its slowing economic growth, or the ongoing wars in the Middle East and Ukraine, could lead to disruption, instability and volatility in the global markets. Further, sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine, tensions between China and Taiwan, and other economic and geo-political forces have caused additional financial market volatility and affected the global economy.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness, if any, or obtain new indebtedness with similar or favorable terms and any failure to do so could have a material adverse effect on our business. Although generally decelerating, inflation remains above the Federal Reserve’s target levels. Despite multiple federal fund rate decreases over the course of 2024 and 2025, interest rates have remained elevated, with the Federal Reserve indicating in late 2025 a desire to pause interest rate cuts in the early months of 2026. Although the U.S. Federal Reserve Board may further reduce rates in 2026, future decisions to decrease, hold steady or increase interest rates and the timing of such decisions remain uncertain.

Due to federal budget deficit concerns, S&P Global Ratings (“S&P”) downgraded the federal government's credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, in 2023, Fitch Ratings, Inc. (“Fitch”) downgraded the federal government's credit rating from AAA to AA+, and, in 2025, Moody's Ratings (“Moody’s”) downgraded the federal government's credit rating from Aaa (negative) to Aa1 (stable) . Further downgrades or warnings by S&P, Fitch, Moody's, or other rating agencies, and the government's credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown could create broader financial turmoil and uncertainty, which may weigh heavily on the financial performance of the companies in which the Fund may invest and on the Fund’s future financial performance and the value of its Shares. Unfavorable economic conditions also could increase the Fund’s funding costs, limit the Fund’s access to the capital markets or result in a decision by lenders not to extend credit to the Fund. These events could limit the Fund’s investment originations, and limit the Fund’s ability to grow and could have a material negative impact on the Fund’s operating results, financial condition, results of operations and cash flows and the fair values of the Funds debt and equity investments.

Furthermore, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies. During these periods of disruption, general economic conditions may deteriorate with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular. In addition, the debt capital that will be available in the future, if any, may be at a higher cost and on less favorable terms and conditions. Such economic adversity could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results. These conditions may reoccur for a prolonged period of time or materially worsen in the future.

Changes to U.S. tariff and import/export regulations may affect our portfolio companies, and may negatively impact our business, results of operations or financial conditions.

There have been significant changes to U.S. trade policies, treaties and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict the Fund’s portfolio companies’ access to suppliers or customers, increase their supply-chain costs and expenses and could have material adverse effects on the Fund’s business, financial condition and results of operations.

Inflation and supply chain risks have had and may continue to have an adverse impact on our business, our results of operations and the financial condition of our portfolio companies.

Globally, inflation and rapid fluctuations in inflation rates have in the past had negative effects on economies and financial markets, particularly in emerging economies and may do so in the future. Wages and prices of inputs increase during periods of inflation, which can negatively impact returns on our investments. In an attempt to stabilize inflation, governments may impose wage and price controls, or otherwise intervene in the economy. Governmental efforts to curb inflation often have negative effects on levels of economic activity.

Economic and trade sanctions and anti-money laundering requirements could make it more difficult or costly for us to conduct our operations or achieve our business objectives.

Economic and trade sanctions laws in the United States and other jurisdictions may prohibit us from transacting with or in certain countries and with certain individuals, companies and industry sectors. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), is the primary regulator administering and enforcing laws, Executive Orders and regulations establishing U.S. sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. In addition, certain sanctions programs prohibit dealing with individuals or entities in certain countries, or certain securities and certain industry sectors regardless of whether relevant individuals or entities appear on the lists maintained by OFAC, which may make it more difficult for us to comply with applicable sanctions. These types of sanctions may significantly restrict or limit our investment activities in certain countries (in particular, certain emerging market countries). We may from time to time be subject to trade sanctions laws and regulations of other jurisdictions, which may be inconsistent with or even seek to prohibit compliance with certain sanctions programs administered by OFAC. The legal uncertainties arising from those conflicts may make it more difficult or costly for us to navigate investment activities that are subject to sanctions administered by OFAC or the laws and regulations of other jurisdictions. Some jurisdictions where the Fund or its portfolio companies do business from time to time have adopted or may adopt measures prohibiting compliance with certain U.S. sanctions programs, which may make compliance with all applicable sanctions impossible.

At the same time, the Fund may be obligated to comply with certain anti-boycott laws and regulations that prevent us from engaging in certain discriminatory practices that may be allowed or required in certain jurisdictions. The Fund’s refusal to discriminate in this manner could make it more difficult for us to pursue certain investments and engage in certain business activities, and any compliance with such practices could subject us to fines, penalties, and adverse legal and reputational consequences.

In addition, in August 2024, FinCEN issued a final rule that requires certain investment advisers, including registered investment advisers, like the Adviser to, among other measures, adopt an anti-money laundering and countering the financing of terrorism (“AML/CFT”) program and file certain reports, such as suspicious activity reports, with FinCEN and to maintain additional records related to such activities (the “IA AML Rule”). The SEC has been delegated responsibility for examining investment advisers’ compliance with these requirements. In July 2025, FinCEN announced its intention to delay the implementation of the IA AML Rule until January 1, 2028, and to revisit the scope of both the IA AML Rule and a related proposed rule establishing customer identification program rule requirements for investment advisers. These types of AML/CFT rules, if and when they become effective or are reinstated, could impose substantial regulatory obligations on us.

Uncertainty about administration initiatives of the U.S. presidential administration could negatively impact our business, financial condition and results of operations.

There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current U.S. administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, federal income and other taxes, energy production, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies will be susceptible to economic or industry centric slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets will likely increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing investments in senior secured debt. Economic slowdowns or recessions may further decrease the value of our collateral and result in losses of value in our portfolio and a material decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by our lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and materially harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under debt securities that we will hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even if we had structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

Risks Related to Our Portfolio Company Investments

Our investments in portfolio companies may be risky, and we could lose all or part of our investment.

We intend to invest primarily in senior secured first lien loans, with minority exposure to second lien loans, subordinated or mezzanine loans, and equity and equity-like investments, such as equity and/or warrant kickers, in privately owned U.S. middle market companies.

We typically lend directly to borrowers, and structure our investments to include fixed repayment schedules and extensive contractual rights and remedies. We do not expect to invest in structured products and investments and intend to focus on cash-pay instruments that pay interest on a monthly or quarterly basis, typically with maturities ranging from five to seven years. Any first lien senior secured loans typically do not include equity co-investments, warrants or payment-in-kind (“PIK”) payment terms. However, to the extent we invest in securities ranking more junior in a borrower’s capital structure, which we do not expect to be a focus of our portfolio, such investments may include some or all of these attributes. Any equity co-investments, warrants or PIK instruments we hold may involve certain risks that are not applicable to the types of securities in which we typically invest. These risks include the possibility of being unsecured with respect to our claim on such investments if the portfolio company were to go bankrupt or being paid less upon such bankruptcy than we otherwise would have had such investment been in the form of a senior loan.

Most loans in which we invest are not rated by any rating agency. If they were rated, they would be rated as below investment grade quality. Loans rated below investment grade quality, which are historically referred to as “junk” loans, are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. Therefore, our investments may result in an above average amount of risk and volatility or loss of principal. To the extent we make investments with a deferred interest feature such as market discount, debt instruments with PIK interest and original issue discount (“OID”) securities, the higher interest rates on these investments may reflect the payment deferral and an increased credit risk associated with such instruments.

Some assets carry more specific risks.

Unitranche Loans. We expect to make investments in unitranche loans to companies. These investments are a hybrid type of financing which combines traditional senior and subordinated debt into one senior secured asset using an interest rate somewhere between the senior and subordinated interest rates that would ordinarily exist. Such loans are typically made to middle market companies. Because unitranche loans have a greater loan-to-value ratio, there is potentially less over-collateralization available to cover the entire principal of the unitranche loans.

Senior Secured Loans. When we make a senior secured loan to a portfolio company, we generally will take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which should help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should it be forced to enforce its remedies.

Stretch Senior Loans. We also expect to make investments in stretch senior loans of companies. Stretch senior loans are senior loans that have a greater loan-to-value ratio than traditional senior loans and typically carry a higher interest rate to compensate for the additional risk. Because stretch senior loans have a greater loan-to-value ratio, there is potentially less over-collateralization available to cover the entire principal of the stretch senior loan.

Covenant-Lite Loans. Some of our investments may lack maintenance financial covenants in the related loan documentation (“Covenant-Lite Loans”). An investment in a Covenant-Lite Loan may potentially hinder the ability to re-price credit risk associated with a portfolio company’s performance and reduce the creditors’ ability to restructure a non-performing loan and mitigate potential loss. As a result, our exposure to losses may be increased, which could result in an adverse impact on our return. In addition, the lack of such financial covenants may make it more difficult to trigger a default in respect of such loans.

Non-U.S. Investments. We may invest a portion of our assets in portfolio companies that are organized, headquartered or have substantial sales or operations outside of the United States, its territories, and possessions. Such investments may be subject to certain additional risk due to, among other things, potentially unsettled points of applicable governing law, the risks associated with fluctuating currency exchange rates, capital repatriation regulations (as such regulations may be given effect during the term of the Fund), and the application of complex U.S. and non-U.S. tax rules to cross-border investments, possible imposition of non-U.S. taxes on the Fund.

Second-Lien and Mezzanine Debt. Our investments in second-lien and mezzanine debt generally will be subordinated to senior loans and will either have junior security interests or be unsecured. As such, other creditors may rank senior to us in the event of insolvency. This may result in greater risk and loss of principal.

Equity and Other Investments. When we invest in first-lien debt, second-lien debt or mezzanine debt, we may acquire equity securities, such as warrants, options and convertible instruments. In addition, we may invest directly in the equity securities of portfolio companies. We intend to dispose of these equity interests and realize gains upon our disposition of these interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

A covenant breach by a portfolio company may harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

An investment strategy focused primarily on privately held middle market companies presents certain challenges, including, but not limited to, the lack of available information about these companies.

We intend to invest primarily in privately owned U.S. companies. Investments in privately owned companies pose certain incremental risks as compared to investments in public companies. For example, such private companies:

•
have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;
•
may have limited financial resources and may be unable to meet their obligations under the debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;
•
may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and
•
may have less predictable operating results, may from time to time be parties to litigation, may be engaged in volatile businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

Finally, little public information generally exists about privately owned companies and these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information are not generally subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

The value of most of our portfolio securities will not have a readily available market price and we will value these securities at fair value as determined in good faith by our Valuation Designee, which valuation is inherently subjective, may not reflect what we may actually realize for the sale of the investment and could result in a conflict of interest with the Adviser.

Investments will be valued at the end of each fiscal quarter. Substantially all of our investments are expected to be in loans that do not have readily ascertainable market prices. The fair market value of investments that are not publicly traded or whose market prices are not readily available will be determined in good faith by the Adviser, as Valuation Designee (subject to the oversight of the audit committee of our Board). The Valuation Designee intends to retain independent third-party valuation firms to perform certain limited third-party valuation services. In connection with that determination, investment professionals from the Adviser will prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on our investments and the type of asset being valued, all in accordance with the valuation policies and procedures of the Fund and the Adviser. The participation of the Adviser as Valuation Designee in our valuation process could result in a conflict of interest, since the Management Fee is based in part on the value of our net assets.

Factors that the Valuation Designee may consider in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to similar publicly traded companies, discounted cash flow and other relevant factors. Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, our determinations of fair value may differ materially from the values that would have been determined if a ready market for these securities existed. This could make it more difficult for investors to value accurately our portfolio investments and could lead to undervaluation or overvaluation of our Shares. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Decreases in the market values or fair values of our investments are recorded as unrealized losses. The effect of all of these factors on our portfolio can reduce our net asset value by increasing net unrealized losses in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

Our portfolio securities may be thinly traded and, as a result, the lack of liquidity in our investments may adversely affect our business.

Investments in privately owned companies tend to be less liquid. The securities of privately owned companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. These privately negotiated over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. Also, if there is no readily available market for these investments, we will carry these investments at fair value as determined by our Valuation Designee. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Adviser or any of respective affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Our portfolio may be invested in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Although we do not intend to focus our investments in any specific industries, our portfolio may be invested in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we will not have fixed guidelines for diversification; while we do not intend to target any specific industries, our investments may be limited to relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

Loan originations may expose us to risk not present in other types of loans.

We intend to make loans to companies. In making loans, we will compete with a broad spectrum of lenders, some of which may have greater financial resources than we do, and some of which may be willing to lend money on better terms (from a borrower’s standpoint) than we can. Increased competition for, or a diminution in the available supply of, qualifying loans may result in lower yields on such loans, which could reduce returns to us. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies, particularly companies experiencing significant business and financial difficulties is unusually high. There is no assurance we will correctly evaluate the value of the assets collateralizing these loans or the prospects for successful repayment or a successful reorganization or similar action.

In addition, loan origination involves a number of particular risks that may not exist in the case of secondary debt purchases, including (i) when originating loans, the Adviser will generally have to rely more on its own resources to conduct due diligence of the borrower, which will likely be more limited than the diligence conducted for a broadly syndicated transaction involving an underwriter, and (ii) the borrowers may in some circumstances be higher credit risks who could not obtain debt financing in the syndicated markets.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. If this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments may have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Alternative future investments in new portfolio companies may also be at lower yields than the debt that was repaid and will, in any case, require additional Adviser time. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

Some of our portfolio investments may present refinancing risks.

A significant portion of the Fund’s portfolio investments are expected to consist of loans for which most or all of the principal is due at maturity. The ability of the company to make such a large payment upon maturity typically depends upon its ability to refinance the loan prior to maturity. The ability of a company to consummate a refinancing will be affected by many factors, including the availability of financing at acceptable rates to such company, the financial condition of such company, the marketability of the collateral (if any) securing such loan, the operating history of the company and related businesses, tax laws and prevailing general economic conditions.

Significant numbers of companies are expected to need to refinance their debt over the next few years, and significant numbers of CLO transactions (historically an important source of funding for loans) have reached or are close to reaching the end of their reinvestment periods or the final maturities of their own debt. As a result, there could be significant pressure on the ability of companies to refinance their debt over the next few years unless a significant volume of new CLO transactions or other sources of funding develop. If such sources of funding do not develop, significant defaults in the Fund’s portfolio investments could occur, and there could be downward pressure on the prices and markets for debt instruments, including assets held by the Fund.

We may securitize certain of our investments, which may subject us to certain structured financing risks.

We may securitize certain of our investments in the future, including through the formation of one or more collateralized loan obligations, or CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in that entity on a non-recourse or limited-recourse basis to purchasers.

If we were to create a CLO or other securitization vehicle, we would depend on distributions from the vehicle to pay distributions to our shareholders. The ability of a CLO or other securitization vehicle to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as holder of a CLO or other securitization vehicle equity interest, to receive cash flow from these investments. We cannot assure investors that any such performance tests would be satisfied. Also, a CLO or other securitization vehicle may take actions that delay distributions to preserve ratings and to keep the cost of present and future financings lower or the financing vehicle may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of its debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO or other securitization vehicle, or cash flow may be completely restricted for the life of the CLO or other securitization vehicle.

In addition, a decline in the credit quality of loans in a CLO or other securitization vehicle due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force the sale of certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to our shareholders. If we were to form a CLO or other securitization vehicle, to the extent that any losses were incurred by the financing vehicle in respect of any collateral, these losses would be borne first by us as owners of its equity interests. Any equity interests that we were to retain in a CLO or other securitization vehicle would not be secured by its assets and we would rank behind all of its creditors.

A CLO or other securitization vehicle, if created, also would likely be consolidated in our financial statements and consequently affect our asset coverage ratio, which may limit our ability to incur additional leverage. See “Item 1. Business—Regulation as a Business Development Company.”

We generally will not control the business operations of our portfolio companies and management of our portfolio companies could make decisions adverse to our interests as debt investors.

We do not expect to control any of our portfolio companies, even though it is possible that we could have board representation or board observation rights. As a result, we will be subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree, and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We may not be able to realize expected returns on our invested capital.

We may not realize expected returns on our investment in a portfolio company due to changes in the portfolio company’s financial position or due to an acquisition of the portfolio company. If a portfolio company repays our loans prior to their maturity, we may not receive our expected returns on our invested capital. Many of our investments are structured to provide a disincentive for the borrower to pre-pay or call the security, but this call protection may not cover the full expected value of an investment if that investment is repaid prior to maturity.

Middle market companies operate in a highly acquisitive market with frequent mergers and buyouts. If a portfolio company is acquired or merged with another company prior to drawing on our commitment, we would not realize our expected return. Similarly, in many cases companies will seek to restructure or repay their debt investments or buy our other equity ownership positions as part of an acquisition or merger transaction, which may result in a repayment of debt or other reduction of our investment.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Our portfolio companies may be permitted to incur other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we will invest. Also, in the event of the insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to repay its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.

We may be exposed to special risks associated with bankruptcy cases.

We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings. Leveraged companies may experience bankruptcy or similar financial distress. If one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company or a representative of us or our Adviser sat on the board of directors of such portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. For example, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to, or exercise control or influence over the board of directors of, the borrower.

Bankruptcy courts weigh equitable considerations when determining the recovery creditors may receive. As a result, it is difficult to predict with any certainty the situations in which our legal rights may be subordinated to other creditors in a bankruptcy. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, we cannot assure investors that a bankruptcy court would not approve actions that may be contrary to our interests. For example, in situations where a bankruptcy carries a higher degree of political or broader economic significance, our recovery may be adversely affected.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. During the process, a company’s competitive position may erode, key management may depart and a company may not be able to invest adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value. Further, a bankruptcy filing by an issuer may adversely and permanently affect the issuer. If such bankruptcy proceeding is converted to a liquidation, our value may not equal the liquidation value that was believed to exist at the time of your investment.

Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial and may impair the recovery of other creditors.

Because the effectiveness of the judicial systems in the countries in which the Fund may invest varies, the Fund (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent the Fund may obtain a judgment but is required to seek its enforcement in the courts of one of these countries in which the Fund invests, there can be no assurance that such courts will enforce such judgment. The laws of other countries often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights.

We may not have the funds or ability to make additional investments in our portfolio companies.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase shares. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements, or we desire to maintain our RIC tax status. Our ability to make follow-on investments may also be limited by our Adviser’s allocation policy. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

Any acquisitions or strategic investments that we pursue are subject to risks and uncertainties.

We intend to pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). The announcement or consummation of any transaction also may adversely impact our business relationships or engender competitive responses.

Acquisitions could involve numerous additional risks, such as unanticipated litigation, unexpected costs, liabilities, charges or expenses resulting from a transaction, the inability to generate sufficient revenue to offset acquisition costs and any changes in general economic or industry specific conditions. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable. The failure to integrate successfully or to manage the challenges presented by an integration process may adversely impact our financial results. In addition, the proposal and negotiation of acquisitions or strategic investments, whether or not completed, as well as the integration of those businesses into our existing portfolio, could result in substantial expenses and the diversion of our Adviser’s time, attention and resources from our day-to-day operations.

Our ability to manage our growth through acquisitions or strategic investments will depend, in part, on our success in addressing these risks. Any failure to effectively implement our acquisition or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.

We cannot guarantee that we will be able to obtain various required licenses in U.S. states or in any other jurisdiction where they may be required in the future.

We are required to have and may be required in the future to obtain various state licenses to, among other things, originate commercial loans, and may be required to obtain similar licenses from other authorities, including outside of the United States, in the future in connection with one or more investments. Applying for and obtaining required licenses can be costly and take several months. We cannot assure investors that we will maintain or obtain all of the licenses that we need on a timely basis. We also are and will be subject to various information and other requirements to maintain and obtain these licenses, and we cannot assure investors that we will satisfy those requirements. Our failure to maintain or obtain licenses that we require, now or in the future, might restrict investment options and have other adverse consequences.

Our investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy may include potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, U.S. trade policy, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Uncertainty in the wake of friction between the governments of the U.S. and Venezuela as well as the conflict between Russia and Ukraine, among other current events, could also have negative impacts on the economies of countries in South America, Europe and elsewhere. The military conflict between Russian and Ukraine is ongoing, and its ultimate effects on the U.S. and global economy, as well as our potential portfolio companies, remains uncertain. In addition, interest income derived from loans to foreign companies is not eligible to be distributed to our non-U.S. shareholders free from withholding taxes.

Although most of our investments will be U.S. dollar-denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital gains and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure investors that such strategies will be effective or without risk to us.

We expose ourselves to risks when we engage in hedging transactions.

We may enter into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counterparty credit risk. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.

Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions were to decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions were to increase. It also may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging, such as currency exchange rate risk and interest rate risk related to specific portfolio companies. We may enter into fixed-to-floating interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which we expect to consist of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. Shareholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy.

Finally, Rule 18f-4 under the Investment Company Act constrains our ability to use swaps and other derivatives. The Fund intends to qualify as a “limited derivatives user” under the rule, which will require the Fund to limit its derivatives exposure to 10% of its net assets at any time, excluding certain currency and interest rate hedging transactions. If the Fund does not qualify as a limited derivatives user, the rule will impose certain requirements on the Fund, including forcing us to reduce our use of derivatives if the value-at-risk of our investment portfolio, including our swap or derivative positions, exceeds 200 percent of a “designated reference portfolio,” which is a designated index that is unleveraged and reflects the market or asset classes in which we invest or our securities portfolio. If we could not identify a suitable reference portfolio, our value-at-risk would not be permitted to exceed 20% of our net assets. In addition, we would be required under the rule to establish a risk management program for our use of swaps or other derivative positions. Based on our anticipated use of derivatives primarily for interest rate hedging purposes, we expect to qualify as a limited derivatives user under the rule. However, we cannot assure investors that we will be treated as a limited derivatives user or that our approach to our use of derivatives will not change.

The market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted, and the Commodity Futures Trading Commission, or CFTC, and SEC have issued rules to implement, both broad regulatory requirements and broad structural requirements applicable to OTC derivatives (swaps and security-based swaps) markets, participants in these markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.

These regulatory changes include, but are not limited to, requirements that certain types of OTC derivatives (currently limited to specified interest rate swaps and index credit default swaps), including those that we may use for hedging activities such as interest rate and credit default swaps, be cleared and traded on regulated platforms. The CFTC continues to approve contracts for central clearing. Exchange trading and central clearing are expected to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange trading and central clearing do not make swap transactions risk free. Our cleared OTC derivatives are expected to be subject to margin requirements established by regulated clearinghouses, including daily exchanges of cash variation (or mark-to-market) margin and an upfront posting of cash or securities initial margin to cover the clearinghouse’s potential future exposure to the default of a party to a particular OTC derivatives transaction. U.S. regulators have also adopted rules imposing margin requirements for OTC derivatives executed with registered swap dealers or security-based swap dealers that are not cleared, with uncleared swaps, such as nondeliverable foreign currency forwards, subject to certain margin requirements that mandate the posting and collection of minimum margin amounts. This requirement may result in the portfolio and its counterparties posting higher margin amounts for uncleared swaps than would otherwise be the case. The margin requirements for cleared and uncleared OTC derivatives may require that our Adviser, in order to maintain its relief from the CFTC’s commodity pool operator (“CPO”) registration requirements, limit our ability to enter into hedging transactions or to obtain synthetic investment exposures, in either case adversely affecting our ability to mitigate risk. Furthermore, any failure by us to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default and could have a material adverse impact on our business, financial condition and results of operations.

The Dodd-Frank Act and the rules adopted by the CFTC and SEC thereunder also imposed requirements relating to real-time public and regulatory reporting of OTC derivative transactions, enhanced documentation requirements, position limits on an expanded array of derivatives, and recordkeeping requirements. Reporting of swap data may result in greater market transparency, but may subject a portfolio to additional administrative burdens, and the safeguards established to protect trader anonymity may not function as expected. While these changes are intended to mitigate systemic risk and to enhance transparency and execution quality in the OTC derivative markets, the impact of these changes is not known at this time. Taken as a whole, these changes could significantly increase the cost of using uncleared OTC derivatives to hedge risks, including interest rate and foreign exchange risk; reduce the level of exposure we are able to obtain for risk management purposes through OTC derivatives (including as the result of the CFTC imposing position limits on additional products); reduce the amounts available to us to make non-derivatives investments; impair liquidity in certain OTC derivatives; and adversely affect the quality of execution pricing obtained by us, all of which could adversely impact our investment returns.

Lastly, future CFTC or SEC rulemakings to implement the Dodd-Frank Act requirements could potentially limit or completely restrict our ability to use certain instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. The SEC has also indicated that it may adopt new policies on the use of derivatives by registered investment companies. Such policies could affect the nature and extent of our use of derivatives.

European Market Infrastructure Regulation

Regulation (EU) No 648/2012 of the European Parliament and of the Council of 4 July 2012 on OTC derivatives, central counterparties and trade repositories (as amended, including by Regulation (EU) 2019/834 of the European Parliament and of the Council of 20 May 2019) (“EMIR”) introduced certain requirements in respect of derivative contracts with the result that the Fund will, if entering into derivative transactions with UK or EU based bank counterparties, bear additional obligations and/or costs that may be significant and that would not otherwise have applied when entering into derivative transactions with UK or EU based bank counterparties. EMIR applies throughout the EEA and has been retained and transposed into UK law by virtue of the European Union Withdrawal Act.

Broadly, EMIR’s requirements in respect of derivative contracts are: (i) mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of uncleared OTC derivative contracts; and (iii) reporting and record-keeping requirements in respect of all derivative contracts. The application of these requirements is dependent on the classification of the counterparties as financial counterparties (“FCs”) or non-financial counterparties (“NFCs”). Financial counterparties and non-financial counterparties are further divided into those which have entered into derivatives having a notional value above certain specified thresholds (“FC+” or “NFC+”) and those which do not (“FC-” and “NFC-”). All financial counterparties are subject to certain risk mitigation techniques, including the margining requirements.

The Fund and the Adviser are categorized as FCs under EMIR and the UK version of EMIR – which means that they are subject to the clearing obligation (if above the clearing threshold) and the other risk mitigation techniques for non-centrally cleared derivatives, including margining.

Non-financial counterparties are also subject to risk mitigation techniques, but are only subject to the margining requirements once exceeding one of the specified thresholds. Under EMIR, a special purpose vehicle established by the Fund (or by the Adviser, acting on the Fund’s behalf) for the purposes of entering into derivative transactions is likely to be considered an NFC unless its trading volume exceeds certain specified thresholds.

Prospective investors should be aware that the regulatory changes arising from EMIR and other European/UK market reforms may raise the costs of entering into derivative contracts and may adversely affect the Fund’s ability to engage in transactions in derivatives including hedging transactions.

If we cease to be eligible for an exemption from regulation as a commodity pool operator, our compliance expenses could increase substantially.

Our Adviser has filed with the National Futures Association (“NFA”) a notice of exclusion from registration with the CFTC as a CPO pursuant to CFTC Rule 4.5. CFTC Rule 4.5 will relieve our Adviser from registering with the CFTC as our CPO, so long as we:

•
continue to be regulated by the SEC as a BDC;
•
confine our trading in CFTC-regulated derivatives within specified thresholds; and
•
are not marketed to the public as a commodity pool or as a vehicle for trading in CFTC-regulated derivatives.

If we were unable to satisfy the conditions of CFTC Rule 4.5 in the future, our Adviser may be subject to registration with the CFTC as a CPO, unless it can rely on a different exclusion, exemption or no-action relief. Registered CPOs must comply with numerous substantive regulations related to disclosure, reporting and recordkeeping, and are required to become members of the NFA, and be subject to the NFA’s rules and bylaws. Compliance with these additional registration and regulatory requirements could increase our expenses and impact performance.

Restricted Nature of Investment Positions

Generally, there will be no readily available market for a substantial number of the Fund’s investments, so most of the Fund’s investments will be difficult to value. Although the Fund does not expect to do so, certain investments may be distributed in kind to the Members and it may be difficult to liquidate the investments received at a price or within a time period that is determined to be ideal by such Members. After a distribution of investments is made to the Members, many Members may decide to liquidate such investments within a short period of time, which could have an adverse impact on the price of such investments. The price at which such investments may be sold by such Members may be lower than the value of such investments determined pursuant to the Board’s valuation policy.

Risks Related to Our Securities

We may not be able to pay you distributions, and our distributions may not grow over time.

Subject to the discretion of our Board and applicable legal restrictions, we intend to make distributions to our shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or to increase our cash distributions in the future. All distributions will be paid at the discretion of our Board and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC tax status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time.

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund growth in our investments. A reduction in the availability of new capital could limit our ability to grow. We must distribute dividends each taxable year of an amount generally at least equal to 90% of our investment company taxable income (as that term is defined in the Code, but determined without regard to any deduction for dividends paid), to our shareholders to maintain our ability to be treated as taxable as a RIC. As a result, any such cash earnings may not be available to fund investment originations. We expect to issue equity securities in private offerings. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, our ability to borrow or issue additional preferred stock may be restricted if our total assets are less than the required asset coverage ratio under the Investment Company Act, currently 200% (or 150% upon receipt of certain approvals and subject to certain disclosure requirements) of total borrowings and preferred stock.

A significant portion of our investment portfolio is recorded at fair value as determined in good faith by our Valuation Designee and, as a result, there is uncertainty as to the value of our portfolio investments.

We carry our portfolio investments at market value or, if there is no readily available market value, at fair value. There is no public market or active secondary market for many of the securities of the privately held companies in which we have invested. The majority of our investments are not publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, these securities are valued monthly or quarterly, as applicable, at fair value as determined in good faith by our Valuation Designee (subject to the oversight of our Board’s audit committee).

The determination of fair value, and thus the amount of unrealized losses we may incur in any year, is to a degree subjective. We value these securities monthly or quarterly, as applicable, at fair value as determined in good faith by our Valuation Designee (subject to the oversight of our Board’s audit committee). The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments on its indebtedness and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, they may fluctuate significantly over short periods of time due to changes in market conditions. The determinations of fair value in good faith by our Valuation Designee (subject to our Board oversight) may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

Our distribution proceeds may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from any offering of the Shares. We have not established any limit on the extent to which we may use proceeds from any offering of the Shares to fund distributions, which may reduce the amount of capital we ultimately invest in assets.

We expect to pay distributions out of assets legally available for distribution. In the event that we encounter delays in locating suitable investment opportunities, we may pay our distributions from the proceeds of any offering of the Shares in anticipation of future cash flow, which may constitute a return of your capital. Distributions from the proceeds of any offering of the Shares also could reduce the amount of capital we ultimately invest in portfolio companies. Accordingly, shareholders who receive the payment of a distribution from us should not assume that such distribution is the result of a net profit earned by us.

Our distributions to Shareholders may be funded from expense reimbursements or waivers of investment advisory fees, some of which are subject to repayment pursuant to our Expense Support and Conditional Reimbursement Agreement.

Substantial portions of our distributions may be funded through the reimbursement of certain expenses by our Adviser and its affiliates, including through the waiver of certain investment advisory fees by our Adviser. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by our Adviser or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods, except as otherwise disclosed under the terms of our private placement offering. As of December 31, 2025, the Adviser has paid on our behalf expenses in an amount totaling approximately $5.0 million. There can be no assurance that the Adviser will be reimbursed for such amount or future amounts paid, and the Adviser will only be reimbursed in accordance with the terms of the Expense Support Agreement.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at the fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, our Board. Decreases in the fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the fair value of our investments will reduce our NAV.

Our Preferred Shares could adversely affect the value of our Shares.

The issuance of Preferred Shares if any, with distribution or conversion rights, liquidation preferences or other economic terms favorable to the holders of Preferred Shares could adversely affect our Common Shares by making an investment in the Common Shares less attractive. In addition, the distributions on any Preferred Shares we issue must be cumulative. Payment of distributions and repayment of the liquidation preference of Preferred Shares must take preference over any distributions or other payments to our Common Shareholders, and holders of Preferred Shares will not be subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible Preferred Shares that converts into Common Shares). In addition, under the Investment Company Act, any such Preferred Shares would constitute a “senior security” for purposes of the 150% asset coverage test.

Holders of any Preferred Shares we issue will have the right to elect members of the Board and class voting rights on certain matters.

Holders of any Preferred Shares we issue, voting separately as a single class, will have the right to elect two members of the Board at all times that such Preferred Shares are outstanding, and in the event that distributions with respect thereto become two full years in arrears will have the right to elect a majority of the members of the Board until such arrearage is completely eliminated. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our Common Shares and Preferred Shares, both by the Investment Company Act and by requirements imposed by rating agencies or the terms of any credit facility, may impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our Preferred Shares to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, we can offer no assurance that such actions could be effected in time to meet the tax requirements.

There are severe economic consequences for defaulting shareholders.

If Shareholders fail to fund their commitment obligations or to make required capital contributions when due, as applicable, the Fund’s ability to complete its investment program or otherwise continue operations may be substantially impaired. A Shareholder’s failure to fund such amounts when due causes that Shareholder to become a defaulting Shareholder. A defaulting Shareholder will have ten business days to cure its deficiency following the written notice from the Fund with regard to the default, after which the Fund may accrue and collect interest on all defaulted amount, require reimbursement for all out-of-pocket expenses in connection with the collection and other efforts, withhold distributions, cause the defaulting Shareholder to forfeit up to 80% of its Shares in the Fund and transfer them to other Shareholders on a pro rata basis, or reduce the defaulting Shareholder’s remaining commitment to zero. If a substantial number of Shareholders become defaulting Shareholders, this may severely limit opportunities for investment diversification and would likely reduce returns to the Fund and restrict the Fund’s ability to meet loan obligations. Any single defaulting Shareholder could cause substantial costs to be incurred by the Fund if such default causes the Fund to fail to meet its contractual obligations or if the Fund must pursue remedial action against such Shareholder.

If the Fund fails to meet its contractual obligations related to a portfolio investment due to a defaulting Shareholder, the relevant portfolio company may have a cause of action against the Fund, which may include a claim against assets of the Fund other than the Fund’s interest in such portfolio company. A creditor of the Fund (including a portfolio company with respect to which the Fund has failed to meet its contractual obligations) will not be bound to satisfy its claims from the assets attributable to a particular portfolio investment and such creditor generally may seek to satisfy its claims from the assets of the Fund as a whole. As a result, if a creditor’s claims relating to a particular portfolio investment exceed the net assets attributable to that portfolio investment, the remaining assets of the Fund will likely be subject to such claim.

A Shareholder’s interest in us could be diluted if we issue additional Shares, which could reduce the overall value of an investment in us.

Our Board may, in its sole discretion, conduct one or more additional private offerings of the Shares. Investors will not have preemptive rights to any Shares we issue in the future. Any such additional offering may have a dilutive effect on existing shareholders. To the extent we issue additional Shares at or below net asset value, after an investor purchases the Shares, an investor’s percentage ownership interest in us will be diluted. If we were to sell the Shares below the then current net asset value per Share in any such additional offering, there would be an immediate dilution to our net asset value per Share. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the net asset and fair value of his, her or its Shares.

As a BDC, we generally are prohibited from selling the Shares at a price below net asset value per Share, which may be a disadvantage as compared with certain public companies. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Shares, or senior securities convertible into or exchangeable for our Shares, then the percentage ownership of our Shareholders at that time will decrease, and you will experience dilution. We may sell the Shares, or warrants, options, or rights to acquire such Shares at a price below the then current net asset value of such Shares if (1) our Board and Independent Directors determine that such sale is in our best interests and the best interests of our Shareholders, and (2) our Shareholders, including a majority of those Shareholders who are not affiliated with us, approve such sale.

Our Shareholders will experience dilution in their ownership percentage if they opt out of our distribution reinvestment plan.

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions declared by the Board on behalf of investors who do not elect to receive their distributions in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Shares, rather than receiving the cash dividend or other distribution. Shareholders that opt out of our distribution reinvestment plan will experience dilution in their ownership percentage of our Shares over time.

Certain investors will be subject to Exchange Act filing requirements.

Because our Shares are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their distributions may see their percentage stake in the Fund increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Fund profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

Special considerations for certain benefit plan investors.

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” within the meaning of ERISA and the Plan Asset Regulations. In this regard, until such time, if any, as our Shares are considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, we intend to limit investment in our Shares by “benefit plan investors” (“Benefit Plan Investors”) to less than 25% of the total value of our Shares (each within the meaning of the Plan Asset Regulations). In this regard, until such time, if any, as our Shares constitute “publicly traded securities” within the meaning of the Plan Asset Regulations, we will have the power, among other things, to (a) reject, in whole or in part, the subscription of any prospective investor to the Fund; (b) withhold consent to the transfer of Shares, including in circumstances where the Adviser determines necessary or desirable in order to facilitate compliance with ERISA or the Plan Asset Regulations; (c) restrict participation in the distribution reinvestment program such that Benefit Plan Investors are not permitted to participate, and (c) call Drawdown Purchases on a non-pro rata basis, and all Shares of the Fund shall be subject to such terms and conditions.

If, notwithstanding our intent, the assets of the Fund were deemed to constitute “plan assets” (within the meaning of ERISA) of any Shareholder that is a Benefit Plan Investor, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Fund, and (ii) the possibility that certain transactions in which the Fund might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a Benefit Plan Investor who decides to invest in the Fund could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Fund or as co-fiduciaries for actions taken by or on behalf of the Fund or the Adviser. With respect to a Benefit Plan Investor that is an individual retirement account (an “IRA”) that invests in the Fund, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status. In addition, to the extent that the Fund represents and/or covenants to any contractual counterparty that (1) the assets of the Fund are not assets of the Benefit Plan Investors that invest in the Fund and/or (2) the transactions entered into between the Fund and the Benefit Plan Investor that invest in the Fund do not constitute “prohibited transactions” under ERISA and the Code, and the applicable representation is untrue and/or the applicable covenant is not met, additional liabilities may be incurred, including as a result of the unwinding of the applicable contract.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

We will carry our investments at market value or, if no market value is ascertainable, at fair value. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. The unprecedented declines in prices and liquidity in the corporate debt markets from mid-2007 through early-2010 resulted in significant net unrealized depreciation in the portfolios of many investment funds, reducing their net asset value. Depending on market conditions, we may face similar losses which could have a material adverse impact on our business, financial condition and results of operations and our net asset value.

We are subject to risks in using custodians and other agents.

We will depend on the services of custodians or other agents to carry out certain securities transactions and administrative services for us. In the event of the insolvency of a custodian, we may not be able to recover equivalent assets in full as we will rank among the custodian’s unsecured creditors in relation to assets which the custodian borrows, lends or otherwise uses. In addition, our cash held with a custodian may not be segregated from the custodian’s own cash, and we therefore may rank as unsecured creditors in relation thereto. The inability to recover assets from the custodian could have a material impact on our performance.

Investing in our shares involves a high degree of risk and is highly speculative.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

The NAV of our shares may fluctuate significantly.

The NAV and liquidity, if any, of the market for our shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to RICs or BDCs;
•
loss of RIC or BDC status;
•
changes in earnings or variations in operating results;
•
changes in the value of our portfolio of investments;
•
changes in accounting guidelines governing valuation of our investments;
•
any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•
departure of either our adviser or certain of its respective key personnel;
•
uncertainty surrounding the strength of U.S. economic recovery;
•
uncertainty between the U.S. and other countries with respect to trade policies, treaties and tariffs;
•
significant volatility in the market price and trading volume of companies in the sector in which we operate, which are not necessarily related to the operating performance of these companies;
•
general economic trends and other external factors; and
•
loss of a major funding source.

Risks Related to the Adviser and Its Affiliates; Conflicts of Interest

Our Adviser and its affiliates, including our officers and some of our directors, could face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in the best interests of our Shareholders.

Many of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, our Adviser, as Valuation Designee, determines the fair value of these securities in good faith. In connection with that determination, our Adviser may provide our Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, certain of our Investment Committee members that are not on our Board have an indirect pecuniary interest in our Adviser. The participation of our Adviser in our valuation process, and the indirect pecuniary interest in our Adviser of certain of our Investment Committee members, could result in a conflict of interest because the Base Management Fee is based, in part, on our net assets, and our Incentive Fees are based, in part, on unrealized depreciation.

The part of the Base Management Fee and Incentive Fees payable to our Adviser that relates to our net investment income is computed and paid on income that may include interest income that has been accrued for GAAP (without any adjustments) but not yet received in cash, such as OID, debt instruments with PIK interest, interest and zero coupon securities. This fee structure may be considered to involve a conflict of interest for our Adviser to the extent that it may encourage our Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Our Adviser may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because our Adviser is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.

We may make investments that could give rise to a conflict of interest.

We will not invest in, or hold securities of, companies that are controlled by our affiliates’ other clients. However, our affiliates’ other clients may invest in, and gain control over, one of our portfolio companies. If our affiliates’ other client or clients gain control over one of our portfolio companies, this may create conflicts of interest and subject us to certain restrictions under the Investment Company Act. As a result of these conflicts and restrictions, our Adviser may be unable to implement our investment strategies as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Adviser may be unable to engage in certain transactions that they would otherwise pursue. In order to avoid these conflicts and restrictions, our Adviser may choose to exit these investments prematurely and, as a result, we may forego positive returns associated with such investments. In addition, to the extent that another client holds a different class of securities than us as a result of such transactions, our interests may not be aligned. Our ability to enter into transactions with our affiliates may be restricted.

As a BDC, we are prohibited under the Investment Company Act from participating in transactions with certain of our affiliates without the prior approval of a majority of the Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board. The Investment Company Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves jointness), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain “joint transactions” involving entities that share a common investment adviser or have investment advisers under common control. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by our Adviser or its respective affiliates except under certain circumstances or with the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time or that there may not be inadvertent errors in the application of our Adviser’s allocation policy.

We, the Adviser, and other affiliates have received an Order that permits us flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other relevant factors. We cannot assure you, however, that we will continue to develop opportunities that comply with such limitations.

In situations where co-investment with our affiliates’ other clients is not permitted under the Investment Company Act and related rules, existing or future staff guidance or the terms and conditions of exemptive relief granted to our Adviser and its affiliates by the SEC, our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which an affiliates’ other client holds a controlling interest. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to the fact that our Adviser is not prohibited from raising money for or managing other entities that make the same types of investments that we target.

Our Adviser will not be prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted. During times of intense activity in other programs, our Adviser may devote less time and resources to our business than is necessary or appropriate. In addition, we will compete with such other entities for the same investors and investment opportunities. We may co-invest with such investment entities only to the extent permitted by the Investment Company Act, the rules and regulations under the Investment Company Act and the exemptive relief under the Investment Company Act that we, the Adviser and other affiliates received from the SEC. However, even with such exemptive relief, we are unable to participate in certain transactions originated by our Adviser or its affiliates. Affiliates of our Adviser, whose primary business includes the origination of investments, engage in investment advisory businesses with accounts that compete with us. Affiliates of our Adviser have no obligation to make their originated investment opportunities available to us.

Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose its key professional(s), our ability to achieve our investment objective could be significantly harmed.

We have no internal management capacity or employees other than our appointed executive officers and depend upon the investment expertise, skill and network of business contacts of our Adviser to achieve our investment objective. Our Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our future success will depend to a significant extent on the continued service and coordination of our Adviser’s senior investment professionals. The departure of a significant number of our Adviser’s senior investment professionals could have a material adverse effect on our ability to achieve our investment objective.

Our ability to achieve our investment objective also depends on our Adviser’s ability to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. Our Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us and facilitating access to financing on acceptable terms depend on the involvement of investment professionals in an adequate number and of adequate sophistication to handle the flow of transactions. To achieve our investment objective, our Adviser will need to retain, hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. Our Adviser may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Our Adviser is able to resign upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Adviser has the right, under the Advisory Agreement, to resign at any time upon 60 days written notice, whether we have found a replacement or not. If our Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our Common Share may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Our Administrator is able to resign from its role as Administrator under the Administration Agreement, and a suitable replacement may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.

Our Administrator has the right to resign under the Administration Agreement upon 60 days’ written notice, whether a replacement has been found or not. If our Administrator resigns, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition are likely to be adversely affected and the value of our Shares may decline. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

The Advisory Agreement and the Administration Agreement were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

Because at the time we had not yet commenced operations as a BDC and negotiated the agreements with an affiliate of our Adviser and our Administrator, the Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, while the terms of each were subject to approval by our Board, including a majority of Independent Directors, such terms, including the advisory fees payable under the Advisory Agreement may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

Our Adviser’s liability is limited under the Advisory Agreement, and we are required to indemnify our Adviser against certain liabilities, which may lead our Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our Adviser does not assume any responsibility to us other than to render the services described in the Advisory Agreement, and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations.

General Risks Relating to an Investment in the Fund

Generally

The Fund and the Adviser have been established in connection with the Plan of Conversion and Private Offering and, as of the date of this Annual Report, have limited prior operating history. Accordingly, the Fund does not have performance history for prospective investors to consider when making a decision to invest in the Fund.

Limited Data

All information and statements provided in this Annual Report are provided “as is,” with no guarantee of completeness, accuracy and timeliness, or of the results obtained from the use of such information or statements. Except where otherwise indicated, all information and statements provided herein are presented as of, and based on matters as they exist on, the date this Annual Report was originally prepared, have not been audited, are incomplete, and may not be updated or otherwise revised to reflect information that subsequently becomes available, or circumstances existing or changes occurring after such date. Audax Private Debt undertakes no obligation to update the information or statements provided herein, and delivery of this Annual Report as of any future date does not mean that Audax Private Debt has updated the information herein. Unless stated otherwise herein, neither the delivery of this Annual Report at any time, nor any sale, will under any circumstances create an implication that the information contained herein is correct as of any time subsequent to the date this Annual Report was originally prepared.

High Risk of Investment Loss

An investment in the Fund involves a high level of risk. In considering an investment in the Fund, prospective investors should understand that the Fund may not achieve its investment objectives, and should be prepared to bear capital losses that might result from investments.

Future and Past Performance

The performance of prior investments is not necessarily indicative of the Fund’s future results. While the Adviser intends for the Fund to make investments that have estimated returns commensurate with the risks undertaken, there can be no assurances that any targeted internal rate of return or positive return on investment will be achieved. On any given investment, partial or complete loss of principal or capital is possible. There may be limitations on the Fund’s ability to operate as intended due to regulations, market conditions, or other factors, any of which could result in the Fund failing to achieve its target return. The performance of the loans that the Principals have made in prior vehicles may not be indicative of the performance of unitranche/stretch senior, or other investments that the Fund makes in the future.

It is uncertain as to when profits, if any, will be realized by the Fund.

By making long-term investments, it is uncertain when we will realize profits. Losses on unsuccessful investments may be realized before gains on successful investments are realized. The return of capital and the realization of gains, if any, generally will occur only upon the partial or complete disposition or refinancing of an investment. While an investment may be sold at any time, it is generally expected that this will not occur for a number of years after the initial investment. Furthermore, the expenses of our operations (including the annual Management Fee payable to the Adviser) may exceed its income, thereby requiring that the difference be paid from our capital.

Debt investments in general raise certain risks.

The Fund is expected to make debt investments that may become non-performing in the future. In addition to the risks of borrower default, portfolio company assets may be mismanaged or otherwise may have declined in value and/or may in the future decline in value. Borrowers may contest enforcement of credit agreements or other remedies, seek bankruptcy protection against such enforcement, and/or bring claims for lender liability. Moreover, in certain situations, because the Fund, in the exercise of its remedies or rights under loan documents, may obtain contractual rights to participate in or to influence the management of borrowers, the likelihood is increased that a borrower may claim that the Fund interfered with the borrower’s business, acted in bad faith in exercising its management rights or otherwise acted in a manner giving rise to a claim for lender liability. The exercise of remedies may not be led or controlled by the Fund, and may be led or controlled by a holder of a different class of securities which may be in conflict with the interests of the Fund. As a lender, the Fund may also be subject to penalties for violations of state usury limitations, which may result in penalties assessed against the Fund or other liability to the Fund.

In addition, investments in loans may involve workout negotiations or restructuring. However, even if a restructuring were successfully accomplished, there are risks of a substantial reduction in the interest rate and/or a substantial write-down of the principal of such loans, each of which may also have adverse tax consequences.

The leveraged nature of portfolio companies and susceptibility to economic downturns raise risks.

Some of the portfolio companies in which we will invest may be highly leveraged, thereby increasing the degree of credit risk inherent in each investment. Leverage often imposes restrictive financial and operating covenants on a company, in addition to the burden of debt service, and may impair its ability to finance future operations and capital needs or to pay principal and interest on our investments when due. The leveraged capital structure of portfolio companies will increase the exposure of our investments to any deterioration in a company’s condition or industry, competitive pressures, or an adverse economic environment. Although unlikely, Fund investments may also be subordinated or junior to senior or priority indebtedness, some or all of which may be secured. In the event any portfolio company cannot generate adequate cash flow to meet debt service, the Fund may suffer a partial or total loss of capital invested in the portfolio company, which could adversely affect the Fund’s returns.

The Fund’s due diligence of potential investments may not reveal all of the liabilities associated with such investments and may not reveal other weaknesses in the Fund’s investments, which could lead to investment losses.

Before making an investment, the Fund will assess the strengths and weaknesses of the borrowers and guarantors, as well as other factors and characteristics that are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, the Fund will rely on resources available to it and, in some cases, an investigation by third parties. There can be no assurance that the Fund’s due diligence process will uncover all relevant facts or that any investment will be successful.

Inaccurate information received from potential borrowers and guarantors could have a negative impact on the Fund’s financial condition and results of operation. In deciding whether to extend credit or enter into transactions with potential borrowers and their guarantors, the Fund is forced to rely on information furnished to the Fund by or on behalf of these potential borrowers and/or guarantors, including financial statements. The Fund also must rely on representations of potential borrowers and guarantors as to the accuracy of that information. The Fund’s performance could be negatively impacted to the extent the Fund relies on financial statements or other information that is misleading or inaccurate.

Consumer, corporate and financial confidence may be adversely affected by current or future tensions around the world, fear of terrorist activity and/or military conflicts, localized or global financial crises or other sources of political, social or economic unrest.

Such erosion of confidence may lead to or extend a localized or global economic downturn. In addition, limited availability of credit for consumers, homeowners and businesses, including credit used to acquire businesses, in an uncertain environment or economic downturn may have an adverse effect on the economy generally and on the ability of the Fund and its portfolio companies to execute their respective strategies and to receive an attractive multiple of earnings on the disposition of businesses. Economic uncertainty or a general economic downturn may have an adverse effect upon the Fund’s portfolio companies.

Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the asset management industry, tax law, immigration policy, environmental protection and/or climate change policies or regulations and/or government entitlement programs during the life of the Fund could have a material adverse impact on the Fund and its investments. More generally, legislative acts, rulemaking, adjudicatory or other governmental activities, including in particular by the U.S. Congress, the SEC, the Federal Reserve, the Financial Industry Regulatory Authority, Inc. or other governmental, quasi-governmental or self-regulatory bodies, agencies and regulatory organizations could make it more difficult (or less attractive) for the Fund to achieve its investment objectives or for some or all of the Fund’s portfolio entities to engage in their respective businesses.

The ongoing armed conflict as a result of the war and international conflict in Ukraine and the Middle East have caused global uncertainty and may have a material adverse impact on us and our portfolio companies.

The Russian invasion of Ukraine and the conflict in the Middle East have led, are currently leading, and for an unknown period of time may continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby and could have a negative impact on the economy and business activity globally (including in the countries in which the Fund invests or may invest), and therefore could adversely affect the performance of the Fund’s investments. Furthermore, the aforementioned conflicts and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Fund and the performance of its investments or operations, and the ability of the Fund to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in such conflict zones, they may have adverse consequences related to the ongoing conflicts.

The ultimate course of conflicts such as the conflicts between Russia and Ukraine and in the Middle East, and their impact on global economic and commercial activity and conditions, and on the operations, financial condition and performance of the Fund or any particular industry, business or investee country, as well as the duration and severity of such effects, is impossible to predict. Developing and further governmental actions (military or otherwise) and international negotiations over such conflicts may cause additional disruption and constrain or alter existing financial, legal and regulatory frameworks and systems in ways that are adverse to the investment strategy which the Fund intends to pursue, all of which could adversely affect the Fund’s ability to fulfill its investment objectives.

Inflation and deflation present risks for us.

Inflation risk is the risk that the value of certain investments or income thereon will be worth less in the future as inflation decreases the value of money. As inflation increases, the real value of our investments can decline. Deflation risk is the risk that prices decline over time – the opposite of inflation. Deflation may have an adverse effect on the creditworthiness of companies in which we invest and may make defaults more likely, which may result in a decline in the value of our investments. Multiple world governments, as well as inter-governmental institutions, have undertaken, and in some cases may still be undertaking, various forms of fiscal stimulus measures, including setting interest rates that are at historic lows and undertaking, so called “quantitative easing.” Such stimuli, unless successfully managed and scaled back at the appropriate time, may be inflationary. In addition, there is significant concern in macroeconomic terms about the levels of indebtedness carried by certain governments. In recent years, the U.S. and other developed economies have experienced higher than normal inflation rates. It remains unclear whether substantial inflation in the U.S. and other developed economies will be sustained over an extended period of time or have a significant effect on the U.S. or other economies. While bringing with it a range of issues, one of the consequences of an extended period of a higher-than-desired level of inflation, is often to erode in real terms the value of government debt. This element of debt erosion may create an incentive for governments to be less robust in seeking to deal with inflation than might otherwise have been the case had the government concerned not suffered from a high level of indebtedness. If such inflation occurs it would have negative consequences for the Fund set out above.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make or that impose limits on our ability to pledge a significant amount of our assets to secure loans or that restrict the operations of a portfolio company, any of which could harm us and our Shareholders and the value of our investments, potentially with retroactive effect. For example, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which influences many aspects of the financial services industry, have been amended or repealed, and the Code has been substantially amended and reformed. Any amendment or repeal of legislation, or changes in regulations or regulatory interpretations thereof, could create uncertainty in the near term, which could have a material adverse impact on our business, financial condition and results of operations.

In addition, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to change our investment strategy in order to avail ourselves to new or different opportunities. Such changes could differ materially from the strategies and plans set forth in this Annual Report and may shift our investment focus from the areas of expertise of our Adviser.

We are subject to risks related to sustainability matters.

Rules, regulations and stakeholder expectations concerning sustainability matters have been subject to increased attention and shifting focus in recent years. Some of these changes have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. If we fail or are perceived to fail to comply with applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results.

The effect of global climate change may adversely affect our business and impact the operations of our portfolio companies.

We and our portfolio companies will face risks associated with climate change including risks related to the impact of climate- and ESG-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends, and risks stemming from the physical impacts of climate change.

New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect us or our portfolio companies and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively.

Further, advances in climate science may change society’s understanding of sources and magnitudes of negative effects on climate, which could negatively impact portfolio company financial performance and regulatory jeopardy. For our portfolio companies, business trends related to climate change may require capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations. While this can create opportunities, not addressing these changed expectations could create business risks for portfolio companies.

The Fund may invest in or extend credit to companies that are located in, or have operations or customers in, areas that are subject to climate change. Significant physical effects of climate change including extreme weather events such as hurricanes or floods, can also have an adverse impact on certain of our portfolio companies and investments, especially our portfolio companies that rely on locations in the affected areas. Any investments located in or with customers in coastal regions may be affected by any future increases in sea levels or in the frequency or severity of hurricanes and tropical storms, whether such increases are caused by global climate changes or other factors. There may be significant physical effects of climate change that have the potential to materially impact the Fund’s business and operations. As a result of these physical effects of climate change, the Fund may be vulnerable to the following: risks of property damage to the companies or properties in which the Fund is directly or indirectly invested; indirect financial and operational impacts from disruptions to the operations of the companies in which the Fund is directly or indirectly invested from severe weather; increased insurance premiums and deductibles or a decrease in the availability of coverage, for investments or companies or properties in which the Fund is directly or indirectly invested that are in areas subject to severe weather; decreased net migration to areas in which investments are located, resulting in lower than expected demand for the products and services of the investments; increased insurance claims and liabilities; increase in energy cost impacting operational returns; changes in the availability or quality of water or other natural resources on which the business depends; decreased consumer demand for consumer products or services resulting from physical changes associated with climate change (e.g., warmer temperatures or decreasing shoreline could reduce demand for residential and commercial properties previously viewed as desirable); incorrect long-term valuation of investments due to changing conditions not previously anticipated at the time of the investment; and economic disruptions arising from the foregoing.

As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. For example, unseasonal or violent weather events can have a material impact to businesses that focus on tourism or recreational travel. Additionally, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Artificial Intelligence Technologies

Recent technological advances in artificial intelligence and machine learning technologies (collectively, “AI Technologies”), including, for example, the OpenAI ChatGPT application, create opportunities as well as risks for Audax Private Debt, the Adviser, the Fund, other Audax Vehicles, investments and portfolio companies. While Audax Private Debt is evaluating ways to utilize AI Technologies in connection with its business, operating and investment activities, it expects certain of its portfolio companies will use such technologies. Actual usage of such AI Technologies varies and will continue to vary across the business of Audax Private Debt, and while Audax Private Debt expects from time to time to adopt and adjust usage policies and procedures governing the use of AI Technologies by its personnel, there is a risk of misuse of such AI Technologies.

Further, AI Technologies are highly reliant on the collection and analysis of large amounts of data and complex algorithms but it is not possible or practicable to incorporate all relevant data into models that AI Technologies utilize to operate, nor does Audax Private Debt generally expect to be involved in the collection of such data or development of such algorithms in the ordinary course. Therefore, it is expected that data in such models may contain a degree of inaccuracy and error, and potentially materially so, and that such data as well as algorithms in use could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI Technologies and could adversely impact Audax Private Debt, the Fund, the Fund’s investments or the Fund’s portfolio companies to the extent they rely on the work product of such AI Technologies. The volume and reliance on data and algorithms also make AI Technologies, and in turn Audax Private Debt, the Fund and its investments and portfolio companies, to the extent such AI Technologies are used, more susceptible to cybersecurity threats. In addition, Audax Private Debt, the Fund and the Fund’s investments and portfolio companies could be exposed to risks to the extent third-party service providers or any counterparties use AI Technologies in their business activities. Audax Private Debt is not, and will not be, in a position to control the manner in which third-party products are developed or maintained or the manner in which third-party services utilizing AI Technologies are provided. For more information on risks relating to information security and data use see “Item 1A. Risk Factors—Risks Related to Our Business and Structure—Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition” and “—General Risks Related to an Investment in the Fund—European. Data Privacy and Security Laws.”

In addition, AI Technologies may be competitive with the business of certain portfolio companies or increase the potential for obsolescence of a portfolio company’s products or services (particularly as the capabilities of AI Technologies improve), and accordingly the increased adoption and use of AI Technologies may have an adverse effect on portfolio companies or their respective businesses. Furthermore, investments in AI Technologies may not deliver the benefits or perform as expected or may be replaced or become obsolete more quickly than expected. Poor implementation of AI Technologies by the Fund, the Adviser and the Fund’s portfolio companies, or any of their third-party service providers, could also subject the Fund, the Adviser and the Fund’s portfolio companies to additional risks we do not understand or cannot adequately mitigate. In such instances, AI Technologies could have an impact on the Fund’s results of operations and financial condition.

Moreover, use of AI Technologies by any of the parties described in the previous paragraphs could include the input of confidential information (including material non-public information and personal information) in contravention of non-disclosure agreements or by Audax Private Debt personnel or other related parties in contravention of Audax Private Debt’s policies and procedures (or by any such parties in accordance with Audax Private Debt’s policies, procedures and/or non-disclosure agreements), and in any case, could result in such confidential information becoming part of a dataset that is accessible by AI Technologies applications and users. The use of AI Technologies, including potential inadvertent disclosure of confidential Audax Private Debt information, could also lead to legal and regulatory investigations and enforcement actions.

Regulations related to AI Technologies may also impose certain obligations on organizations, and the costs of monitoring and responding to such regulations, as well as the consequences of non-compliance, could have an adverse effect on Audax Private Debt, the Fund and its investments and portfolio companies. For example, the EU has introduced a new regulation applicable to certain AI Technologies and the data used to train, test and deploy them (the “EU AI Act”). The EU AI Act, which entered into force on August 1, 2024, establishes a risk-based governance framework which categorises AI Technologies based on the risks associated with their intended purposes (e.g., “unacceptable” or “high” risk). Use of AI Technologies that pose “unacceptable” risk are prohibited outright and in due course material requirements are due to be imposed on both the providers and deployers of AI Technologies posing a “high” risk. The EU AI Act also sets out significant penalties for non-compliance, including fines of up to 7% of annual worldwide turnover or EUR 35 million (whichever is higher) for the most serious breaches. The EU is currently considering targeted amends to the EU AI Act. Additionally, certain U.S. states, including California, Colorado, Texas and Utah, have passed, have proposed or are considering AI laws and regulations with requirements and applicability that vary jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens, and the potential for significant liability for regulated entities, which may include Audax Private Debt and us and/or our portfolio companies. AI Technologies and their current and potential future applications, including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, continue to rapidly evolve, and it is impossible to predict the full extent of current or future risks related thereto.

Market and interest rate fluctuations may pose risks for us.

A portion of our returns will be derived from the realization of capital gains that will depend in part upon the market conditions at that time. The condition of the public and private financial markets, as well as the general economic climate, may have an adverse impact on investment value and therefore the ability to generate favorable returns on investment. General fluctuations in the market prices of securities and interest rates may adversely affect our investment opportunities and the value of our investments.

The majority of our debt investments will be floating rates, based on a spread to the SOFR or the prime rate. General interest rate fluctuations may have a substantial negative impact on our investments, including those with an interest floor. Any fluctuations in general interest rates would affect the reference rates used in the interest calculation on our investment. Any of these fluctuations individually, or in the aggregate, may have an adverse impact on the overall return on our investments.

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds, if any, would not be accompanied by increased interest income from such fixed-rate investments.

To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates or a decrease in the spread between the rate at which we borrow and the rate at which we invest will not have a material adverse effect on our net investment income to the extent we use debt to finance investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.

The financial projections of our portfolio companies could prove inaccurate.

We generally evaluate the capital structure of portfolio companies on the basis of financial projections prepared by the management of such portfolio companies. These projected operating results will normally be based primarily on judgments of the management of the portfolio companies. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable with accuracy, along with other factors may cause actual performance to fall short of the financial projections that were used to establish a given portfolio company’s capital structure. Because of the leverage that is typically employed by our portfolio companies, this could cause a substantial decrease in the value of our investment in the portfolio company. The inaccuracy of financial projections could thus cause our performance to fall short of our expectations.

Contingent Liabilities Upon Disposition

In connection with the disposition of an investment, the Fund and the Adviser may be required to make (and/or be responsible for another person’s or entity’s breach of) representations and warranties, e.g., about the business and financial affairs of the applicable portfolio company, the condition of its assets and the extent of its liabilities, in each case generally in the nature of representations and warranties typically made in connection with the sale of similar businesses, and may be responsible for the content of disclosure documents under applicable securities laws. They may also be required to indemnify the purchasers of such investment or underwriters to the extent that any such representations or disclosure documents are inaccurate. These arrangements may result in contingent liabilities, which would be borne by the Fund and, ultimately, its investors.

We may enter into repurchase agreements.

Subject to our investment objective and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by us of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that we will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). We will not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, we could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Fund seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Fund generally will seek to liquidate such collateral. However, the exercise of our right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Fund could suffer a loss.

We may be exposed to litigation risks.

In the ordinary course of its business, we may be subject to litigation from time to time. The outcome of such proceedings may materially adversely affect the value of us and may continue without resolution for long periods of time. Any litigation may consume substantial amounts of the Adviser’s and the Principals’ time and attention, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation. To the extent we seek to engage in origination and/or servicing directly, or has a financial interest in, or is otherwise affiliated with, an origination or servicing company, we will be subject to enhanced risks of litigation, regulatory actions and other proceedings. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by us and would reduce net assets.

Director Liability

Although historically Audax Private Debt has done so only in a limited number of instances, the Fund may receive the right to appoint one or more representatives to the board of directors (or similar governing body) of the portfolio companies in which it invests. Serving on the board of directors (or similar governing body) of a portfolio company exposes the Fund’s representatives, and ultimately the Fund, to potential liability. Not all portfolio companies may obtain insurance with respect to such liability, and the insurance that portfolio companies do obtain may be insufficient to adequately protect officers and directors from such liability. In addition, involvement in litigation can be time consuming for such persons and can divert the attention of such persons from the Fund’s investment activities.

Public Company Holdings

Although it is not expected, the Fund’s investment portfolio may contain securities issued by publicly held companies. Such investments may subject the Fund to risks that differ in type or degree from those involved with investments in privately held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on the ability of the Fund to dispose of such securities and debt at certain times, increased likelihood of shareholder litigation and insider trading allegations against such companies’ executives and board members, including the Principals, and increased costs associated with each of the aforementioned risks. However, the Fund will not permit 10% or more of its total assets to be comprised of listed equity securities, other than such securities acquired or held, in the reasonable determination of the Adviser, (a) for liquidity purposes for the Fund, (b) for the purpose of making the issuer of such security a private, non-listed issuer, or (c) prior to the issuer of such security listing on a national securities exchange.

To the extent we make investments in restructurings and reorganizations they may be subject to greater regulatory and legal risks than other traditional investments in portfolio companies.

We may make investments in restructurings that involve, or otherwise invest in the debt securities of, companies that are experiencing or are expected to experience severe financial difficulties. These severe financial difficulties may never be overcome and may cause such companies to become subject to bankruptcy proceedings. Investments in companies operating in workout or bankruptcy modes present additional risks, including fraudulent conveyance, voidable preference and equitable subordination risks. Further, these investments could subject us to certain additional potential liabilities that may exceed the value of our original investment. For instance, under certain circumstances, payments to us and our distributions to Shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by statutes relating to fraudulent conveyances, voidable preferences, lender liability and a court’s discretionary power to disallow, subordinate or disenfranchise particular claims. Under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed, or may be found liable for damages suffered by parties as a result of such actions. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. We cannot assure investors that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action.

European Data Privacy and Security Laws

Regulation (EU) 2016/679 (“GDPR”), which following the United Kingdom’s withdrawal from the EU is incorporated into the law of England and Wales, Scotland and Northern Ireland by virtue of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (“UK GDPR”), imposes stringent operational requirements on entities which process personal data and provides for onerous penalties of up to the greater of 4% of an organization’s annual worldwide turnover or EUR 20 million/GBP 17.5 million respectively for breaches, including in respect of requirements to report personal data breaches, to inform individuals about how their personal data will be collected and used or to implement or maintain appropriate security systems and protocols. While the Fund and the Adviser will endeavor to maintain processes, procedures and systems to avoid such breaches and penalties, there can be no assurance that these will always be effective in doing so. Further legislative evolution in the field of European data privacy and security laws is also expected. For example, the UK’s Data (Use and Access) Act received Royal Assent on 19 June 2025 and is making various amendments to the current UK data protection regime, including to bring the maximum fine threshold for infringement of certain requirements relating to direct marketing and the use of cookies (currently £500,000) in line with the UK GDPR threshold (i.e., the higher of £17.5 million or 4% of annual global turnover), as well as introducing new data sharing frameworks. In addition, on 19 November 2025, the EU published a proposal to make certain simplifications to the GDPR and other data, privacy and cybersecurity related laws. This is increasing divergence between EEA and UK requirements, which may create a greater dual regulatory compliance burden in circumstances where entities are subject to both regimes. In addition, the GDPR and UK GDPR, along with recent legal developments in Europe, impose restrictions and have created complexity regarding transfers of personal data from the EU and the UK to the U.S. For example, the European Commission introduced updated Standard Contractual Clauses in 2021 for international transfers of personal data, and the UK has introduced an international data transfer agreement to be used for restricted transfers from the UK, as well as a UK addendum to the Standard Contractual Clauses, both of which came into effect on March 21, 2022. The UK Data (Use and Access) Act 2025 introduces further changes to the UK data transfer regime. This changing landscape and the process of ensuring that such restricted transfers continue to comply with the GDPR and the UK GDPR may lead to additional costs and increase overall risk exposure for the Fund and the Adviser.

Electronic Delivery of Information

Pursuant to the subscription agreement entered into by any Member, each Member is expected to consent to electronic delivery (including email, facsimile or posting on the Fund’s web-based investor reporting site or other Internet service in accordance with the LLC Agreement) of (i) any notices or communications required or contemplated to be delivered to such Member by the Fund, the Adviser or any of their respective affiliates pursuant to applicable law or regulation (including the Advisers Act), at the option of the person making such delivery, and (ii) capital call notices; other notices, requests, demands, consents and communications; and financial statements, reports, schedules, certificates or opinions required to be provided to such Member under the LLC Agreement or under any side letter or other similar agreement with such Member. There will be certain costs and risks (e.g., system outages) associated with electronic delivery, and there can be no assurance that any electronic delivery method is secure. The Adviser generally will not be responsible for any computer viruses, malfunctions, information theft or other problems that may be associated with the use of electronic delivery in connection with the Fund’s activities.

CFIUS and Similar Non-U.S. Regulatory Regimes

Current laws and regulations in various jurisdictions give heads of state and regulatory bodies the authority to block or impose conditions with respect to acquisitions of, and investments in, local entities by foreign persons if that acquisition or investment threatens to impair national or economic security or is otherwise deemed undesirable. In addition, many jurisdictions restrict foreign investment by taking steps including but not limited to placing limitations on foreign investment, implementing investment screening or approval mechanisms, and restricting the employment of foreigners as key personnel. In addition, a number of U.S. states are passing and implementing state laws prohibiting or otherwise restricting the acquisition of interests in real property located in the state by foreign persons (“Foreign Ownership Laws”).

In some cases, the Fund’s investments involving a U.S. business (including a U.S. branch or subsidiary of a company domiciled outside of the United States) may be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”). In the event that CFIUS or any non-U.S. equivalent thereof reviews one or more investments or in the event that Foreign Ownership Laws or the Outbound Investment Screening Regime (as defined below) applies to a particular investment, there can be no assurance that the Fund will be able to maintain or proceed with such investments on terms that are acceptable to the managing member.

CFIUS may recommend that the U.S. President block such transactions, or CFIUS may impose conditions on such transactions, certain of which may materially and adversely affect the Fund’s ability to execute its investment strategy. Additionally, CFIUS or any non-U.S. equivalent thereof may seek to impose limitations on one or more such investments that may prevent the Fund from maintaining or pursuing investment opportunities that the Fund otherwise would have maintained or pursued which could adversely affect the performance of the Fund’s investment in such portfolio investments and thus the performance of the Fund. Legislation to reform CFIUS was signed into law on August 13, 2018, and final regulations implementing this legislation were enacted in 2020. The legislation and its implementing regulations, among other things, expand the scope of CFIUS’s jurisdiction to cover more types of transactions and empower CFIUS to scrutinize more closely investments in U.S. “critical infrastructure,” “critical technology,” and “sensitive personal data” companies, including investments involving foreign shareholders that may be deemed “non-passive.” These reforms could impact the ability of non-U.S. shareholders to participate in the Fund’s investments, which may impair the Fund’s ability to execute its investment strategy. They could also increase the number of transactions involving the Fund that would be subject to CFIUS review and investigation as well as the timing and substantive risks described above. The outcome of CFIUS’s and other foreign direct investment processes may be difficult to predict, and there is no guarantee that, if applicable to a Portfolio Entity, the decisions of CFIUS would not adversely impact the Fund’s investment in such entity. The Limited Liability Company Agreement contains certain provisions that may require certain shareholders to be excluded from participating in an investment, for example where their participation is at risk of jeopardizing the Fund’s ability to successfully acquire, hold, operate, sell, transfer, exchange, pledge or dispose of a prospective portfolio investment in light of legal, regulatory or other similar considerations.

In response to mounting national security concerns regarding foreign ownership of U.S. land, several U.S. states have recently enacted or proposed Foreign Ownership Laws in an effort to limit foreign ownership of real property. These Foreign Ownership Laws may impact the ability of non-U.S. shareholders to participate in the Fund’s investments, which may impair the Fund’s ability to execute its investment strategy. Across the United States, additional proposals to limit foreign ownership of real property are currently working their way through the legislative process, and it is expected that many such proposals will become law in the near future.

Further, the U.S. Department of the Treasury’s Outbound Investment Security Program, which became effective on January 2, 2025, provides for a targeted national security regulatory framework directed at regulating outbound investment from the United States into entities from the People’s Republic of China, Hong Kong, and Macau engaged in the semiconductors and microelectronics, quantum information technologies, and artificial intelligence sectors. Codified at 31 C.F.R. § 850.101 et seq, the Outbound Investment Security Program imposes notification requirements and prohibitions for certain categories of transactions involving such entities. The Outbound Investment Security Program will result in legal obligations and reporting requirements relating to new investments in such entities and could negatively impact the Fund’s operations or its ability to make and exit investments, including without limitation by (i) limiting the scope of its investment activities, and (ii) limiting the Fund’s ability to exit certain investments or the range of exit opportunities. Furthermore, given the program’s infancy and its evolving interpretation and implementation, it is unclear how it, and any related future regulations, will be interpreted, amended, and implemented by the U.S. government. The Fund cannot fully anticipate its scope or guarantee compliance with the rules. The scope of the Outbound Investment Security Program is subject to change, and it is possible that legislation and/or regulations could expand the list of regulated technologies, the list of implicated countries, or the types of transactions that are prohibited or require notification; such changes could impact our ability to participate in transactions—either as buyer or seller—or otherwise affect our investment strategies.

These laws could limit the Fund’s ability to invest in certain entities or impose burdensome notification requirements, operational restrictions, or delays in pursuing and consummating transactions. The effect of such laws could also result in the Fund excluding (in whole or in part) the participation of certain shareholders from certain transactions. As a result, other shareholders may be required to provide additional capital to make the investment and would have a larger pro rata share than if all the shareholders had participated.

The Fund’s investments outside of the United States may also face delays, limitations, or restrictions as a result of notifications made under and/or compliance with these legal regimes and rapidly-changing agency practices. Other countries continue to establish and/or strengthen their own national security investment clearance regimes, including in response to U.S. encouragement of other countries to impose CFIUS-like regulations on foreign investment in certain sectors and assets on national security grounds. These regulatory regimes could have a corresponding effect of limiting the Fund’s ability to make investments in such countries. Examples include:

•
India: In April 2020, the Government of India issued Press Note No. 3 (2020 Series), which updated the country’s existing national security regime such that any foreign investment (i) by or from an entity of any country that shares its land border with India or (ii) whose beneficial owner of an investment into India is situated in, or is a citizen of, any country that shares its land border with India, can only be made with prior approval of the Government of India. Further clarity is awaited from the Government of India on what constitutes beneficial ownership, but the application of this rule may inhibit the Fund’s ability to consummate investments involving India. As a result, the Fund may incur significant delays and costs or be altogether prohibited from making a particular investment, all of which could adversely affect the Fund’s ability to meet its investment objectives. Uncertainty resulting from the application of the NDI Rules may also lead to higher amounts of, or longer durations of, borrowings by the Fund and may require partial or full exclusion of any shareholders from countries bordering India from such investments.
•
EU: Following the EU’s implementation of an EU-wide mechanism to coordinate the screening of foreign investment on national security grounds across EU Member States in October 2020, the majority of EU Member States have now introduced foreign investment screening regimes which could impede, restrict, and/or delay the Fund’s investments that have a nexus with the European Union.
•
Australia: Legislation passed in 2020 expands the criteria used to determine whether a transaction must be formally identified to the country’s Foreign Investment Review Board and affords the government new call-in powers to review transactions that may pose a national security risk. United Kingdom: On January 4, 2022, the screening regime under the National Security and Investment Act 2021 entered into force, requiring mandatory notification for certain acquisitions in 17 strategic sectors and giving the UK government broad powers to review certain acquisitions in any economic sector.

Other jurisdictions are similarly in the midst of ongoing reform that may establish further restrictions and increase risk by enhancing governments’ powers to scrutinize, impose conditions on, and potentially block mergers, acquisitions, and other transactions. These requirements and the disclosure process may delay or otherwise impact the Fund’s acceptance and drawdown of Capital Commitments from certain investors and approval of transfers by or to certain shareholder. Delays in the Fund’s ability to accept or draw down Capital Commitments may adversely impact the ability of the Fund to make investments in countries such as India, the European Union, Australia, and the UK and the timing of such investments. The foregoing requirements may also result in circumstances in which the Fund determines not to pursue certain potential investment opportunities in these countries. Heightened scrutiny of foreign direct investment worldwide may also make it more difficult for the Fund to identify suitable buyers for investments upon exit and may constrain the universe of exit opportunities for an investment in an issuer. As a result of such regimes, the Fund may incur significant delays and costs, be altogether prohibited from making a particular investment, or impede or restrict syndication or sale of Fund assets to certain buyers, all of which could adversely affect the Fund’s ability to meet its investment objectives.

Enhanced Scrutiny and Potential Regulation of the Private Investment Fund Industry and the Financial Services Industry

The alternative asset management and financial services industries are subject to enhanced governmental scrutiny and/or increased regulation, and a number of legislative initiatives have been signed into law affecting alternative investment firms, including the Dodd-Frank Act, a key feature of which is the potential extension of prudential regulation by the Board of Governors of the Federal Reserve to nonbank financial companies that are not currently subject to such regulation but that are determined to pose risk to the U.S. financial system. The Dodd-Frank Act defines a “nonbank financial company” as a company that is predominantly engaged in activities that are financial in nature. The Financial Stability Oversight Council (the “FSOC”), an interagency body created to monitor and address systemic risk, has the authority to subject such a company to supervision and regulation by the Federal Reserve (including capital, leverage and liquidity requirements) if the FSOC determines that such company is systemically important, in that its material financial distress or the riskiness of its activities could pose a threat to the financial stability of the United States. The Dodd-Frank Act does not contain any minimum size requirements for such a determination by the FSOC, and it is possible that it could be applied to private funds, particularly large, highly leveraged funds. If regulations were to extend the regulatory and supervisory requirements, such as capital and liquidity standards currently applicable to banks, or the Fund were considered to be engaged in certain “shadow banking” activities, either in the United States or in any other jurisdiction in which the Fund engages in investment activities, the regulatory and operating costs associated therewith could adversely impact the implementation of the Fund’s investment strategy and the Fund’s returns and may become prohibitive.

The Dodd-Frank Act also imposes a number of restrictions on the relationship and activities of banking organizations with certain private equity funds and hedge funds and other provisions that affect the private equity industry, either directly or indirectly. Included in the Dodd-Frank Act is the so-called “Volcker Rule,” (as amended, and together with its implementing regulations) which generally prohibits any “banking entity” (generally defined as (i) any insured depository institution, subject to certain exceptions including for a depository institution that (together with every company that controls it) has $10 billion or less in total consolidated assets and trading assets and liabilities that are less than 5% of total consolidated assets, (ii) any company that controls such an institution, (iii) a non-U.S. bank that is treated as a bank holding company for purposes of U.S. banking law, and (iv) any affiliate or subsidiary of the foregoing entities) from sponsoring or acquiring or retaining an ownership interest in a private equity fund or hedge fund that is not subject to the provisions of the Investment Company Act in reliance upon either Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, subject to certain exceptions. The Volcker Rule also authorizes the imposition of additional capital requirements and certain other quantitative limits on such activities engaged in by certain nonbank financial companies that have been determined to be systemically important by the FSOC and subject to supervision by the Federal Reserve (as discussed above), although such entities are not expressly prohibited from sponsoring or investing in such funds. Prospective investors in the Fund that are banking entities should consult their bank regulatory counsel prior to making an investment.

The Dodd-Frank Act, as well as future related legislation, may have an adverse effect on the private equity industry generally and/or on Audax Private Debt or the Fund, specifically. Therefore, there can be no assurance that any continued regulatory scrutiny or initiatives will not have an adverse impact on Audax Private Debt or otherwise impede the Fund’s activities. Federal, state, and local legislators and regulators regularly introduce measures or take actions that may modify the regulatory requirements applicable to the financial industry. Changes in laws, regulations or regulatory policies could adversely affect the private equity industry generally and/or Audax Private Debt or the Fund in substantial and unpredictable ways. We cannot predict if new legislation or regulations will be enacted or adopted and, if enacted or adopted, the effect that it would have on the private investment fund industry. In that regard, prospective investors should note that any significant changes in, among other things, banking and financial services regulation, including the regulation of the asset management industry, could have a material adverse impact on the Fund and its activities.

There is no public market for the Shares, and we do not expect any market for the Shares to develop.

There is no existing trading market for the Shares. We do not expect any market for the Shares to develop in the future or, if developed, such market may not be sustained. In the absence of a trading market or unless we choose to conduct a tender offer, an investor may be unable to liquidate an investment in the Shares.

We may be unable to invest a significant portion of the net proceeds of any offering of the Shares on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds of any offering of the Shares may impair our performance. We cannot assure you we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of any offering of the Shares on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

Before investing our cash on hand, we will invest such primarily in cash equivalents, U.S. government securities and other high-quality debt instruments maturing in one year or less from the time of investment. This will produce returns that are significantly lower than the returns that we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objective may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.

Shareholders may be subject to filing requirements under the Exchange Act as a result of an investment in us.

Because the Shares are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of the Shares has to be disclosed in a Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, investors who choose to reinvest their distributions may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Although we provide in our quarterly statements the amount of outstanding Shares and the amount of the investor’s Shares, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of the Shares are subject to reporting obligations under Section 16(a) of the Exchange Act.

Shareholders may be subject to the short-swing profits rules under the Exchange Act as a result of an investment in us.

Persons with the right to appoint a director or who hold more than 10% of a class of the Shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered stock within a six-month period.

Certain U.S. Federal Income Tax Risks

To the extent that we do not realize income or choose not to retain after-tax realized net capital gains, we will have a greater need for additional capital to fund our investments and operating expenses.

To maintain our RIC status for U.S. federal income tax purposes, we must distribute (or be treated as distributing) in each taxable year dividends for tax purposes equal to at least 90% of our investment company taxable income and net tax-exempt income for that taxable year, and may either distribute or retain our realized net capital gains from investments. Unless investors elect to reinvest distributions, earnings that we are required to distribute to shareholders will not be available to fund future investments. Accordingly, we may have insufficient funds to make new and follow-on investments, which could have a material adverse effect on our financial condition and results of operations. Because of the structure and objectives of our business, we may experience operating losses and expect to rely on proceeds from sales of investments, rather than on interest and dividend income, to pay our operating expenses. We cannot assure investors that we will be able to sell our investments and thereby fund our operating expenses.

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code, including as a result of our failure to satisfy the RIC distribution requirements.

Although we intend to elect to be treated as a RIC for U.S. federal income tax purposes, we cannot assure investors that we will be able to continue to qualify for and maintain RIC status. To maintain RIC status under the Code and to avoid corporate-level U.S. federal income tax, we must meet the following annual distribution, income source and asset diversification requirements:

•
We must distribute (or be treated as distributing) dividends for tax purposes in each taxable year equal to at least 90% of each of:
•
the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses or, investment company taxable income, if any, for that taxable year; and
•
our net tax-exempt income for that taxable year.

The asset coverage ratio requirements under the Investment Company Act and financial covenants under our loan and credit agreements could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. In addition, as discussed in more detail below, our income for tax purposes may exceed our available cash flow. If we are unable to obtain cash from other sources, we could fail to satisfy the distribution requirements that apply to a RIC. As a result, we could lose our RIC status and become subject to corporate-level U.S. federal income tax.

•
We must derive at least 90% of our gross income for each taxable year from distributions, interest, gains from the sale of or other disposition of stock or securities or similar sources.
•
We must meet specified asset diversification requirements at the end of each quarter of our taxable year. The need to satisfy these requirements to prevent the loss of RIC status may result in our having to dispose of certain investments quickly on unfavorable terms. Because most of our investments will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to maintain our qualification for tax treatment as a RIC for any reason, the resulting U.S. federal income tax liability could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

Our portfolio investments may present special tax issues.

Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about certain issues, including when we may cease to accrue interest, OID or market discount, when and to what extent certain deductions may be taken for bad debts or worthless equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. These matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our shareholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our Shareholders. These and other issues will be considered by us, to the extent determined necessary, so that we aim to minimize the level of any U.S. federal income or excise tax that we would otherwise incur.

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. Shareholders may be treated as having received an additional distribution from us in the amount of such U.S. Shareholders’ allocable share of the Base Management Fee and Incentive Fees paid to our Adviser and certain of our other expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Shareholders.

A “publicly offered regulated investment company” or “publicly offered RIC” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC. If we are not treated as a “publicly offered RIC” for any calendar year, each U.S. Shareholder that is an individual, trust or estate will be treated as having received an additional distribution from us in the amount of such U.S. Shareholder’s allocable share of the Base Management Fees and Incentive Fees paid to our Adviser and certain of our other expenses for the calendar year, and the relevant portion of the fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Shareholder that are not deductible under current law.

To the extent OID or PIK constitutes a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.

•
Our investments may include instruments issued with OID or PIK provisions. To the extent OID or PIK constitutes a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including:
•
instruments issued with OID may have unreliable valuations because the accruals require judgments about collectability.
•
instruments issued with OID may create heightened credit risks because the inducement to trade higher rates for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.
•
for accounting purposes, cash distributions to shareholders derived from OID income are not considered to have been made from our paid-in capital, although they may be paid from the proceeds of any offering of the Shares. Thus, although a distribution of OID income comes from the cash invested by the shareholders, the Investment Company Act does not require that shareholders be given notice of this fact.
•
in the case of PIK “toggle” debt, a PIK election has the simultaneous effects of increasing the AUM, thereby increasing our base management fee, and increasing our investment income.
•
OID creates risk of non-refundable cash payments to our Adviser based on non-cash accruals that may never be realized.
•
in addition, in the event we recognize deferred loan interest income in excess of our available capital as a result of our receipt of PIK interest, we may be required to liquidate assets in order to pay a portion of the Base Management Fee.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash and representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock, or we may engage in transactions, including debt modifications or exchanges, that require us to recognize income without the corresponding receipt of cash. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

We may not be able to pay distributions to holders of our Common Shares or Preferred Shares, our distributions to holders of our Common Shares or Preferred Shares may not grow over time, and a portion of our distributions to holders of our Common Shares or Preferred Shares may be a return of capital for U.S. federal income tax purposes.

We intend to pay quarterly distributions to our shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, our ability to pay distributions to our shareholders will be limited. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our qualification for RIC tax treatment, compliance with applicable BDC regulations, compliance with covenants under our debt financing agreements, if any, and such other factors as our Board may deem relevant from time to time.

The distributions we pay to our shareholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a shareholder’s adjusted tax basis in its Shares or shares of preferred shares and correspondingly increase such shareholder’s gain, or reduce such shareholder’s loss, on disposition of such shares. Distributions in excess of a shareholder’s adjusted tax basis in its Shares or shares of preferred shares will generally constitute capital gains to such shareholder.

Shareholders who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of the RIC’s net ordinary income or capital gains when they are not. Accordingly, shareholders should read carefully any written disclosure accompanying a distribution from us and the information about the specific tax characteristics of our distributions provided to shareholders after the end of each calendar year, and should not assume that the source of any distribution is our net ordinary income or capital gains.

Some of our investments may be subject to corporate-level income tax.

We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our Shares or the value or the resale potential of our investments.

Certain shareholders may be subject to U.S. dividend withholding tax on our distributions.

A Shareholder will be subject to U.S. federal dividend withholding tax on our distributions unless a withholding tax exemption applies. A Shareholder may also be subject to U.S. federal withholding tax if it does not comply with applicable U.S. tax requirements to certify its status for U.S. tax purposes. Amounts that are withheld, to the extent in excess of the Shareholder’s U.S. federal income tax liability, can generally be recovered by filing a U.S. federal income tax return; however, the administrative burden and cost of filing such a U.S. federal income tax return may outweigh the benefit of recovering such amounts.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have processes in place to assess, identify, and manage material risks from cybersecurity threats. The Fund’s business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the Fund’s day-to-day operations and has implemented a cybersecurity program that applies to the Fund and its operations.

Cybersecurity Program Overview

The Adviser has instituted a cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to the Fund. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Fund relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Fund.

The Fund relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Fund.

The Fund relies on the Adviser’s risk management program and processes, which include cyber risk assessments.

The Fund depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Fund relies on the expertise of risk management, legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

The Board of Directors of the Fund provides oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Fund’s Chief Compliance Officer (“CCO”) regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Fund.

Management's Role in Cybersecurity Risk Management

The Fund’s management, including the Fund’s CCO, is responsible for assessing and managing material risks from cybersecurity threats. Members of Fund management possess relevant expertise in various disciplines that are key to effectively managing such risks, such as advanced degrees in business administration and legal studies, industry certifications focused on financial services and information technology, including information security, as well as extensive industry experience. Management of the Fund is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Fund, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Fund are assessed on an ongoing basis, and how such risks could materially affect the Fund’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Fund has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Fund believes have materially affected, or are reasonably likely to materially affect, the Fund, including its business strategy, operational results, and financial condition.

ITEM 2. PROPERTIES

Our headquarters are located at 320 Park Avenue, New York, NY 10022 and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our outstanding Shares are offered and sold in private offerings exempt from registration under the Securities Act under Section 4(a)(2), Regulation D and Regulation S. There is no public market for our Shares currently, nor do we expect one to develop.

Because our Shares are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless they satisfy applicable eligibility and/or suitability requirements and the transfer is otherwise made in accordance with applicable securities, tax, anti-money laundering and other applicable laws and compliance with our LLC Agreement. Accordingly, an investor must be willing to bear the economic risk of investment in the Shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Shares and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of March 23, 2026, there were approximately 12 holders of record of our Common Shares.

Issuer Purchases of Equity Securities

None.

Distributions

The following table presents distributions that were declared during the year ended December 31, 2025. The Fund did not declare any distributions from October 10, 2024 (commencement of operations) through December 31, 2024.

			Distributions
Record Date	Declaration Date	Payment Date	Per Share
September 30, 2025	September 29, 2025	October 14, 2025	$0.38
October 31, 2025	October 30, 2025	November 14, 2025	$0.40
December 31, 2025	December 30, 2025	January 14, 2026	$0.40

We have notified shareholders of amounts for use in preparing 2025 income tax forms in January 2026. The following information is provided pursuant to provisions of the Code. We designate $0 as capital gain dividends paid during the fiscal year ended December 31, 2025.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis should be read in conjunction with “Item 8. Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

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

For the year ended December 31, 2025, 3.2% of our total investment income was comprised of PIK interest. For the period beginning October 10, 2024 (commencement of operations) through December 31, 2024, 1.5% of our investment income was comprised of PIK interest.

Expenses

The costs associated with the investment team and staff of the Adviser, when and to the extent engaged in providing investment advisory services and management services to us, will be paid for by the Adviser. We bear all other fees, costs and expenses of our activities, operations, administration and transactions, including, but not limited to: (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement; (b) our allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our Chief Compliance Officer, Chief Financial Officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that performs duties for us; and (iii) any internal audit group personnel of Audax Private Debt or any of its affiliates; and (c) all other expenses of our operations, administrations and transactions.

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

Leverage

While as a BDC the amount of leverage that we are permitted to use is limited in significant respects, we use leverage to increase our ability to make investments. The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions, however, under the Investment Company Act, our total borrowings are limited so that our asset coverage ratio cannot fall below 150% immediately after any borrowing, as defined in the Investment Company Act. In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase leverage over time within the limits of the Investment Company Act. In addition, we may dedicate assets as collateral to financing facilities from time to time.

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity as of December 31, 2025, was approximately $949,824,441 and held in 116 portfolio companies as of December 31, 2025.

For the year ended December 31, 2025, we invested in new and existing portfolio investments for a combined cost of $474,113,052. We also received $166,539,107 in repayments from investments and $9,610,493 from investments sold during the year ended December 31, 2025.

In addition, for year ended December 31, 2025, we had a change in unrealized depreciation of approximately $4,775,390 and realized gains of $2,909,698.

Our investment activity for the year ended December 31, 2025 and for the period from October 10, 2024 (commencement of operations) to December 31, 2024 is presented below:

	Year Ended December 31, 2025	For the Period from October 10, 2024 (Commencement of Operations) to December 31, 2024
Beginning investment portfolio, at fair value	$650,974,766	$—
Investments in portfolio investments	474,113,052	676,324,104
Principal repayments	(166,539,107)	(29,187,828)
Proceeds from investments sold	(9,610,493)	(742,326)
Change in premiums, discounts and amortization	2,751,915	430,440
Net change in unrealized (depreciation) appreciation on investments	(4,775,390)	4,943,111
Realized gain (loss) on investments	2,909,698	(792,735)
Ending portfolio investment activity, at fair value	$949,824,441	$650,974,766
Number of portfolio investments	116	43
Average investment amount, at cost	$8,186,696	$15,023,992
Percentage of investments at floating rates	99.39%	99.10%

Our portfolio composition and weighted average yields as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Portfolio composition, at fair value:
Unitranche Debt	$589,052,937	$487,531,141
First Lien Debt	295,114,774	112,846,004
Second Lien Debt	5,141,793	—
Unsecured debt	—	—
Weighted average yields, at amortized cost:
Unitranche Debt	5.59%	8.14%
First Lien Debt	2.69%	1.93%
Second Lien Debt	0.00%	0.00%
Unsecured debt portfolio	—	—
Total portfolio	8.28%	10.07%
Interest rate type, at fair value:
Fixed rate amount	$—	$287,327
Floating rate amount	$889,309,504	$600,089,818
Fixed rate, as percentage of total	0.00%	0.05%
Floating rate, as percentage of total	100.00%	99.95%
Interest rate type, at amortized cost:
Fixed rate amount	$3,973,959	$3,973,959
Floating rate amount	$897,802,442	$597,964,668
Fixed rate, as percentage of total	0.44%	0.66%
Floating rate, as percentage of total	99.56%	99.34%
Hedging	—	—

Results of Operations

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Operating results for the year ended December 31, 2025 and for the period from October 10, 2024 (commencement of operations) through December 31, 2024, were as follows:

	Year Ended December 31, 2025	For the Period from October 10, 2024 (Commencement of Operations) to December 31, 2024
Total investment income	$64,857,029	$15,148,231
Less: Net expenses	(33,873,513)	(5,286,045)
Net investment income	30,983,516	9,862,186
Net realized gains (losses)	2,879,586	(795,832)
Net change in unrealized gains (losses)	(5,792,427)	4,942,932
Net increase (decrease) in net assets resulting from operations	$28,070,675	$14,009,286

Investment Income

Total investment income for the year ended December 31, 2025 and for the period from October 10, 2024 (commencement of operations) through December 31, 2024, were as follows:

	Year Ended December 31, 2025	For the Period from October 10, 2024 (Commencement of Operations) to December 31, 2024
Total interest income from non-controlled/non-affiliated investments	$64,246,485	$15,148,231
Total dividend income	610,544	—
Total investment income	$64,857,029	$15,148,231

Expenses

Total expenses, net of waivers for the year ended December 31, 2025 and for the period from October 10, 2024 (commencement of operations) through December 31, 2024, were as follows:

	Year Ended December 31, 2025	For the Period from October 10, 2024 (Commencement of Operations) to December 31, 2024
Interest expense and credit facility fees	$23,840,797	$3,503,024
Management fee(a)	4,782,921	1,413,314
Incentive fee(a)	2,973,432	—
Organizational expenses	2,808,018	1,571,831
Professional fees	959,798	992,145
Amortization of deferred financing costs	639,241	83,333
Directors' fees	213,500	—
Investment expenses	—	12,030
Administration fees(a)	185,997	151,360
Other expenses	844,477	69,320
Total expenses	$37,248,181	$7,796,357
Expense support reimbursement	537,873	406,568
Expense support	(2,939,308)	(2,439,409)
Management fee waiver(a)	(973,233)	(477,471)
Total expenses, net of waivers	$33,873,513	$5,286,045

(a)
Refer to Note 4 - Related Party Transactions within the consolidated financial statements for a description of the relevant fees.

Interest

Interest expense, including other debt financing costs, increased from $3,503,024 for the period from October 10, 2024 (commencement of operations) through December 31, 2024, to $23,840,797 for the year ended December 31, 2025. This increase was primarily due to an increase in average debt outstanding from $285,820,654 for the period from October 10, 2024 (commencement of operations) through December 31, 2024, to $355,056,744 for the year ended December 31, 2025. The average interest rate on our debt outstanding decreased from 6.79% for the year ended December 31, 2024, to 6.37% for the year ended December 31, 2025 due to a change in the mix of our debt financing sources and a change in SOFR rates. Additionally, we commenced operations and began investing activities October 10, 2024. As a result, year to date comparisons may not be meaningful.

Management Fees

Management Fees (gross of waivers) increased from $1,413,314 for the period from October 10, 2024 (commencement of operations) through December 31, 2024, to $4,782,921 for the year ended December 31, 2025, due to an increase in average net assets for the period ended December 31, 2024, compared to the year ended December 31, 2025. Management Fees (net of waivers) increased from $935,843 for the period from October 10, 2024 (commencement of operations) through December 31, 2024, to $3,809,688 for the year ended December 31, 2025. The Adviser waived Management Fees of $973,233 for the year ended December 31, 2025. The Adviser waived Management Fees of $477,471 for the period from October 10, 2024 (commencement of operations) through December 31, 2024. Additionally, we commenced operations and began investing activities October 10, 2024. As a result, year to date comparisons may not be meaningful.

Incentive Fees

For the year ended December 31, 2025 and for the period from October 10, 2024 (commencement of operations) through December 31, 2024, Incentive Fees related to pre-incentive net investment income were $2,973,432 and $0, respectively. For the year ended December 31, 2025 and for the period from October 10, 2024 (commencement of operations) through December 31, 2024, there was no accrual related to the capital gains incentive fee.

Organizational and Offering Expense

Organizational and offering expenses increased from $1,571,831 for the period from October 10, 2024 (commencement of operations) through December 31, 2024, to $2,808,018 for the year ended December 31, 2025. Additionally, we commenced operations and began investing activities October 10, 2024. As a result, year to date comparisons may not be meaningful.

Professional Fees and Other General and Administrative Expenses

Professional fees decreased from $992,145 for the period from October 10, 2024 (commencement of operations) through December 31, 2024, to $959,798 for the year ended December 31, 2025. Director Fees increased from $0 for the period from October 10, 2024 (commencement of operations) through December 31, 2024, to $213,500 for the year ended December 31, 2025. Other general and administrative expenses increased from $220,680 for the period from October 10, 2024 (commencement of operations) through December 31, 2024, to $1,030,474 for the year ended December 31, 2025. Additionally, we commenced operations and began investing activities October 10, 2024. As a result, year to date comparisons may not be meaningful.

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our RIC status, we, among other things, have made and intend to continue to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we accrue excise tax on estimated excess taxable income.

For the year ended December 31, 2025 and for the period from October 10, 2024 (commencement of operations) through December 31, 2024, we recorded a net expense of $0 million and $0 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the year ended December 31, 2025 and for the period from October 10, 2024 (commencement of operations) through December 31, 2024:

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following:

	Year Ended December 31, 2025	For the Period from October 10, 2024 (Commencement of Operations) to December 31, 2024
Net realized gains (losses):
Non-controlled/non-affiliated investments	$2,909,698	$(792,735)
Foreign currency transactions	(30,112)	(3,097)
Net realized gains (losses)	$2,879,586	$(795,832)

Net Unrealized Gain (Loss)

Net unrealized gain (loss) was comprised of the following:

	Year Ended December 31, 2025	For the Period from October 10, 2024 (Commencement of Operations) to December 31, 2024
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$5,567,113	$4,943,111
Affiliated investments	(10,342,503)	—
Deferred tax liability	(1,017,037)	—
Foreign currency transactions	—	(179)
Net unrealized gains (losses)	$(5,792,427)	$4,942,932

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of our private offerings of our Shares, (ii) cash flows from our operations, (iii) the Leverage Facility (as discussed in Note 8 - Commitments and Contingencies), (iv) any financing arrangements we may enter into in the future and (v) any future offerings of our equity or debt securities. Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Shares. As of December 31, 2025 and 2024, we had cash and cash equivalents of $35,353,403 and $31,592,264, respectively. We believe that our liquidity and sources of capital are adequate to satisfy our anticipated cash requirements for the next twelve months and foreseeable future. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $245,725,260. The primary operating activities during this period were investments in portfolio companies. The Fund invested $474,113,052 in new and existing portfolio investments during the year ended December 31, 2025. This was offset by repayments of loans and sales of investments of $176,149,600.

As of December 31, 2025, we had 117 investments with unfunded commitments of $200,163,719. We believe that, as of December 31, 2025, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

Net cash used in operating activities for the period from October 10, 2024 (commencement of operations) to December 31, 2024 was $635,201,776. The primary operating activities during this period were investments in portfolio companies. The Fund invested $676,324,104 in new portfolio investments during the period from October 10, 2024 (commencement of operations) to December 31, 2024. This was offset by repayments of loans and sales of investments of $29,930,154.

As of December 31, 2024, we had 43 investments with unfunded commitments of $64,329,989. We believe that, as of December 31, 2024, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the year ended December 31, 2025 and the period from October 10, 2024 (commencement of operations) to December 31, 2024:

	Year Ended December 31, 2025	For the Period from October 10, 2024 (Commencement of Operations) to December 31, 2024
Beginning investment portfolio	$650,974,766	$—
Investments in portfolio investments	474,113,052	676,324,104
Principal repayments	(166,539,107)	(29,187,828)
Proceeds from sales of investments	(9,610,493)	(742,326)
Net change in unrealized depreciation (appreciation) on investments	(4,775,390)	4,943,111
Net realized gain (loss) on investments	2,909,698	(792,735)
Net change in premiums, discounts and amortization	2,751,915	430,440
Investment Portfolio, at Fair Value	$949,824,441	$650,974,766

Financing Activities

Net cash provided by our financing activities for the year ended December 31, 2025 was $249,486,399, which consisted of $121,500,000 of net capital contributions from shareholders, $20,523,321 of distributions paid to our Common Shareholders during the period, and net borrowings on the Leverage Facility of $151,294,539.

Net cash provided by our financing activities for the period from October 10, 2024 (commencement of operations) to December 31, 2024 was $666,794,040, which consisted of $326,284,898 of net capital contributions from shareholders and net borrowings on the Leverage Facility of $343,009,142.

Equity

Investors made capital commitments to us in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$270,000,000	October 1, 2024
$103,737,374	October 3, 2024
$193,939,394	February 24, 2025
$8,000,000	June 12, 2025
$22,500,000	August 1, 2025
$19,500,000	September 1, 2025
$1,500,000	November 3, 2025
$13,000,000	December 1, 2025

As of December 31, 2025, the Fund had unfunded capital commitments of $184,391,869.

The number of shares of our Shares issued and outstanding as of December 31, 2025 was 18,433,976.

Debt

Leverage Facility

On October 10, 2024, the SPV entered into a Loan and Servicing Agreement (“LSA”) with Wells Fargo Bank, National Association (the “Leverage Facility”). The LSA allows for an advance of up to $500,000,000 for loans acquired by the SPV. On September 30, 2025, the SPV executed an amendment to allow for an advance of up to $600,000,000. The Leverage Facility had a maturity date of October 10, 2029 and accrued interest at SOFR plus 2.15% through September 30, 2025. On September 30, 2025, the maturity date was extended to September 30, 2030 and the margin was decreased to SOFR plus 2.00%. The average rate for the outstanding loans as of December 31, 2025 and December 31, 2024 was 6.37% and 6.79%, respectively, and weighted average outstanding balance for the periods was $355,056,744 and $285,820,654, respectively. As of December 31, 2025 and for the period from October 10, 2024 (commencement of operations) through December 31, 2024, the Fund had $489,741,436 and $340,592,475 outstanding on its Leverage Facility, net of deferred financing costs, which totaled $4,562,245 and $2,416,667, respectively. The Fund incurred interest expense of

$23,674,425 and $3,503,024 during the year ended December 31, 2025 and for the period from October 10, 2024 (commencement of operations) through December 31, 2024, respectively.

As of December 31, 2025 and 2024, the carrying amount of the Fund’s secured borrowings approximated their fair value. The fair values of the Fund’s debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Fund’s borrowings is estimated based upon market interest rates for the Fund’s own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2025, the Fund’s borrowings would be deemed to be Level 3, as defined in Note 3 – Investments.

Debt obligations consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value (2)
Leverage Facility	$600,000,000	$494,303,680	$105,696,320	$489,741,436
Total Debt	$600,000,000	$494,303,680	$105,696,320	$489,741,436

(1)
The amount available may be subject to limitations related to the borrowing base under the Leverage Facility and asset coverage requirements.
(2)
The carrying values of the Leverage Facility are presented net deferred financing costs and original issue discounts totaling $4,562,245.

	December 31, 2024
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value (2)
Leverage Facility	$500,000,000	$343,009,142	$156,990,858	$340,592,475
Total Debt	$500,000,000	$343,009,142	$156,990,858	$340,592,475

(1)
The amount available may be subject to limitations related to the borrowing base under the Leverage Facility and asset coverage requirements.
(2)
The carrying values of the Leverage Facility are presented net deferred financing costs of $2,416,667.

As of December 31, 2025 and for the period from October 10, 2024 (commencement of operations) through December 31, 2024, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facility to fund investments and for other general corporate purposes.

Distributions to Shareholders - Share Distributions

We intend to elect to be treated and to qualify, as a RIC for U.S. federal income tax purposes. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on ordinary income or capital gains that we timely distribute as dividends for U.S. federal income tax purposes to our shareholders. To qualify to be taxed as a RIC and thus avoid corporate-level income tax on the income that we distribute as dividends to our shareholders, we are required to distribute dividends to our shareholders each taxable year generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to the deduction for any dividends paid. To avoid a 4% excise tax on undistributed earnings, we are required to distribute dividends to our shareholders in respect of each calendar year of an amount at least equal to the sum of (i) 98% of our ordinary income (taking into account certain deferrals and elections) for such calendar year, (ii) 98.2% of our capital gain net income, adjusted for certain ordinary losses, for the one-year period ending October 31 of that calendar year and (iii) any income or capital gains recognized, but not distributed, in preceding calendar years and on which we incurred no federal income tax. We intend to make distributions to shareholders on an annual basis of substantially all of our net investment income. Although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. In addition, the extent and timing of special dividends, if any, will be determined by our Board and will largely be driven by portfolio specific events and tax considerations.

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

Other Commitments and Contingencies

From time to time, we, or the Adviser, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither we nor the Adviser is currently subject to any material legal proceedings.

The Fund intends to utilize leverage (including through the establishment of wholly-owned financing subsidiaries), to finance its investments and operations. The amount of leverage that the Fund employs will be subject to the restrictions of the Investment Company Act and the supervision of the Board. As of December 31, 2025, the Fund had $494,303,680 outstanding on the Leverage Facility.

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying Consolidated Statements of Assets and Liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of December 31, 2025 we had 117 investments with unfunded commitments of $200,163,719. We believe that, as of December 31, 2025, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2025 is as follows:

	Payments Due by Period
	Total	Less than	1 year	1-3 years	3-5 years	After 5 years
Leverage Facility	$—	$—	$—	$—	$494,303,680	$—
Total Contractual Obligations	$—	$—	$—	$—	$494,303,680	$—

Distributions

We intend to elect and to be treated and qualify for U.S. federal income tax purposes as a RIC under subchapter M of the Code. To maintain RIC status, we must distribute (or be treated as distributing) in each taxable year dividends for tax purposes equal to at least 90 percent of the sum of our:

•
investment company taxable income (which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and
•
net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions) for such taxable year.

As a RIC, we (but not our shareholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our shareholders.

We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we generally will be subject to corporate-level U.S. federal income tax. We may choose to retain our net capital gains or any investment company taxable income, and pay the U.S. federal excise tax described below.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. To avoid this tax, we must distribute (or be treated as distributing) during each calendar year an amount at least equal to the sum of:

•
98% of our net ordinary income excluding certain ordinary gains or losses for that calendar year;
•
98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and
•
100% of any income or gains recognized, but not distributed, in preceding years.

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% U.S. federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of this tax. In that event, we will be liable for this tax only on the amount by which we do not meet the foregoing distribution requirement.

We intend to pay quarterly dividends to our shareholders out of assets legally available for distribution. All dividends will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time.

To the extent our current taxable earnings for a year fall below the total amount of our distributions for that year, a portion of those distributions may be deemed a return of capital to our shareholders for U.S. federal income tax purposes. Thus, the source of a distribution to our shareholders may be the original capital invested by the shareholder rather than our income or gains. Shareholders should read any written disclosure carefully and should not assume that the source of any distribution is our ordinary income or gains.

We have adopted an “opt out” distribution reinvestment plan for our Common Shareholders. As a result, if we declare a cash dividend or other distribution, each shareholder that has not “opted out” of our distribution reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of our Common Shares rather than receiving cash dividends. Shareholders who receive distributions in the form of Common Shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Advisory Agreement; and
•
the Administration Agreement.

Recent Developments

Subsequent to December 31, 2025 through March 23, 2026, the Fund invested $69,429,763 at cost in 45 different portfolio companies.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our risk factors as disclosed in “Item 1A. Risk Factors.”

Investments at Fair Value

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
•
Fifth, the valuation determinations of the Adviser’s valuation committees will be presented to the Adviser and then shared with the Fund’s chief executive officer and chief financial officer; and
•
Sixth, the Adviser will provide certain quarterly and annual reports to the Board.

Interest and Dividend Income Recognition

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

U.S. Federal Income Taxes

We have elected to be treated as a BDC under the Investment Company Act. We also intend to elect to be treated as a RIC under the Code. So long as we maintain our status as a RIC, we will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our shareholders and will not be reflected in our consolidated financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2025, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for corporate-level U.S. federal income taxes which may be significant to our financial results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The impact of SOFR fluctuations on interest income and interest expense for the year ended December 31, 2025 is presented in the table below:

	Increase	Increase	Increase
($ in thousands)	(Decrease)	(Decrease)	(Decrease)
	in Interest	in Interest	in Net Investment
Change in interest rates (bps)	Income	Expense	Income
Up 300 basis points	$22,973	$(12,903)	$10,070
Up 200 basis points	15,315	(8,602)	6,713
Up 100 basis points	7,658	(4,301)	3,357
Down 100 basis points	(7,658)	4,301	(3,357)
Down 200 basis points	(15,315)	8,602	(6,713)
Down 300 basis points	(22,973)	12,903	(10,070)

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Report of Independent of Registered Public Accounting Firm (PCAOB ID #42)	F-2
Consolidated Statements of Assets and Liabilities as of December 31, 2025 and 2024	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2025, and for the Period October 10, 2024 (Commencement of Operations) to December 31, 2024	F-4
Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2025, and for the Period October 10, 2024 (Commencement of Operations) to December 31, 2024	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2025, and for the Period October 10, 2024 (Commencement of Operations) to December 31, 2024	F-6
Consolidated Schedules of Investments as of December 31, 2025 and 2024	F-7
Notes to Consolidated Financial Statements	F-46

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Audax Private Credit Fund, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Audax Private Credit Fund, LLC (formerly, Audax Private Credit Fund, LP) (the “Fund”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2025 and for the period from October 10, 2024 (Commencement of Operations) to December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2025 and for the period from October 10, 2024 (Commencement of Operations) to December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on the Fund's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, brokers, and others; when replies were not received from brokers and others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Fund since 2024.

New York, NY

March 23, 2026

A member firm of Ernst & Young Global Limited

Audax Private Credit Fund, LLC

Consolidated Statements of Assets and Liabilities

December 31, 2025 and December 31, 2024

(Expressed in U.S. Dollars)

	December 31, 2025	December 31, 2024
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $918,592,383 and $646,031,655, respectively)	$929,102,607	$650,974,766
Affiliated investments (cost of $31,064,337 and $0, respectively)	20,721,834	—
Cash and cash equivalents	35,353,403	31,592,264
Interest receivable	3,618,466	2,399,856
Receivable from investments sold	357,771	—
Receivable for loan repayment	317,888	181,269
Receivable from affiliates	290,499	306,938
Due from Administrator (Note 4)	—	398,305
Total assets	$989,762,468	$685,853,398

Liabilities
Borrowings under leverage facility (net of deferred financing costs of $4,562,245 and $2,416,667, respectively) (Note 8)	$489,741,436	$340,592,475
Payable for investments purchased	19,382,036	186,020
Distributions due to shareholders	7,373,591	—
Interest payable	6,846,722	3,503,024
Payable to Adviser (Note 4)	1,507,733	—
Incentive fee payable (Note 4)	1,205,739	—
Deferred tax liability	1,017,037	—
Accounts payable and accrued expenses	720,227	190,492
Payable to Administrator (Note 4)	—	1,087,203
Total liabilities	527,794,521	345,559,214
Commitments and Contingencies (Note 8)
Net Assets
Shares, $0.001 par value per share, unlimited shares authorized, 18,433,976 and 0 shares issued and outstanding, respectively	18,434	—
Capital in excess of par value	460,917,756	—
Total distributable earnings	1,031,757	—
General Partner	—	4,521,350
Limited Partners	—	335,772,834
Total Net Assets	$461,967,947	$340,294,184
Net Asset Value per Share at End of Period	$25.06	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Statements of Operations

For the Year Ended December 31, 2025 and for the Period October 10, 2024 (Commencement of Operations)

to December 31, 2024

(Expressed in U.S. Dollars)

	Year Ended December 31, 2025	For the Period from October 10, 2024 (Commencement of Operations) to December 31, 2024
Investment income
Non-controlled/non-affiliated investments:
Interest income	$64,246,485	$15,148,231
Dividend income	610,544	—
Total investment income	64,857,029	15,148,231
Expenses
Interest expense and credit facility fees	23,840,797	3,503,024
Management fee (Note 4)	4,782,921	1,413,314
Incentive fee (Note 4)	2,973,432	—
Organizational expenses	2,808,018	1,571,831
Professional fees	959,798	992,145
Amortization of deferred financing costs	639,241	83,333
Directors' fees	213,500	—
Administration fees (Note 4)	185,997	151,360
Investment expenses	—	12,030
Other expenses	844,477	69,320
Total operating expenses	37,248,181	7,796,357

Expense support reimbursement	537,873	406,568
Expense support	(2,939,308)	(2,439,409)
Management fee waiver (Note 4)	(973,233)	(477,471)
Net expenses	33,873,513	5,286,045

Net investment income	30,983,516	9,862,186

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	2,909,698	(792,735)
Net realized gain	2,909,698	(792,735)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	5,567,113	4,943,111
Affiliated investments	(10,342,503)	—
Net change in deferred taxes	(1,017,037)	—
Total net change in unrealized appreciation (depreciation) on investments	(5,792,427)	4,943,111
Net realized and unrealized gains (losses) on investments	(2,882,729)	4,150,376
Realized and unrealized gains (losses) on foreign currency:
Net realized loss on foreign currency	(30,112)	(3,097)
Net change in unrealized loss on foreign currency	—	(179)
Net realized and unrealized losses on foreign currency	(30,112)	(3,276)
Net increase in net assets resulting from operations	$28,070,675	$14,009,286

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Statements of Changes in Net Assets

For the Year Ended December 31, 2025 and for the Period October 10, 2024 (Commencement of Operations)

to December 31, 2024

(Expressed in U.S. Dollars)

	Year ended December 31, 2025	For the Period from October 10, 2024 (Commencement of Operations) to December 31, 2024
Net assets at beginning of period	$340,294,184	$—
Operations:
Net investment income	30,983,516	9,862,186
Net realized gain (loss) on investments and foreign currency	2,879,586	(795,832)
Net change in unrealized appreciation (depreciation) on investments and foreign currency	(4,775,390)	4,942,932
Net change in deferred taxes	(1,017,037)	—
Net increase in net assets from operations	28,070,675	14,009,286
Distributions to Shareholders:
Distributions from distributable earnings	(27,896,912)	—
Net decrease resulting from shareholder distributions	(27,896,912)	—
Capital share transactions:
Capital contributions	121,500,000	326,284,898
Net increase in net assets from capital transactions	121,500,000	326,284,898
Net increase in net assets for the period	121,673,763	340,294,184
Net assets at end of period	$461,967,947	$340,294,184

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2025 and for the Period October 10, 2024 (Commencement of Operations)

to December 31, 2024

(Expressed in U.S. Dollars)

	Year Ended December 31, 2025	For the Period from October 10, 2024 (Commencement of Operations) to December 31, 2024
Cash flows from operating activities:
Net increase in net assets resulting from operations	$28,070,675	$14,009,286
Adjustments to reconcile net increase in partners' capital resulting from operations used in operating activities:
Net realized (gain) loss	(2,909,698)	792,735
Net change in unrealized (appreciation) depreciation on investments	4,775,390	(4,943,111)
Non-cash interest income, including payment in-kind and original issue discount accretion	(2,751,915)	(430,440)
Amortization of financing costs	639,241	83,333
(Increase) in interest receivable	(1,218,610)	(2,399,856)
(Increase) in receivable from investments sold	(357,771)	—
(Increase) in receivable for loan repayment	(136,619)	(181,269)
(Increase) decrease in receivable from affiliates	16,439	(306,938)
Increase (decrease) in due from Administrator (Note 4)	398,305	(398,305)
Increase in interest payable	3,343,698	3,503,024
Increase in payable to Adviser (Note 4)	1,507,733	—
Increase in incentive fee payable (Note 4)	1,205,739	—
Increase in deferred tax liability	1,017,037	—
Increase in accounts payable and accrued expenses	529,735	190,492
Increase in payable for investments purchased	19,196,016	186,020
Increase (decrease) in payable to Administrator (Note 4)	(1,087,203)	1,087,203
Investment activity:
Purchase of investments	(474,113,052)	(676,324,104)
Proceeds from disposition and repayments of investments	176,149,600	29,930,154
Net investment activity	(297,963,452)	(646,393,950)
Net cash used in operating activities	(245,725,260)	(635,201,776)
Cash flows from financing activities:
Proceeds from capital contributions	225,891,083	326,284,898
Return of capital called	(104,391,083)	—
Distributions paid	(20,523,321)	—
Payments of financing costs	(2,784,819)	(2,500,000)
Borrowings under leverage facility	320,915,589	353,509,142
Repayments for leverage facility	(169,621,050)	(10,500,000)
Short-term borrowings	8,955,802	—
Short-term repayments	(8,955,802)	—
Net cash provided by financing activities	249,486,399	666,794,040
Net change in cash and cash equivalents	3,761,139	31,592,264
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	31,592,264	—
Cash and cash equivalents, end of period	$35,353,403	$31,592,264
Supplemental and non-cash information:
Initial conversion to unitized LLC	$340,034,511	$—
Payment-in-kind ("PIK") interest income	$2,071,797	$222,671
Interest paid pursuant to the leverage facility	$19,513,834	$—
Interest paid on short-term borrowings	$166,372	$—

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m)
Aerospace & Defense
Blue Raven Solutions	(g)	Senior Secured Initial Term Loan	S+	8.00%	11.65%	10/10/2024	12/21/2026	$10,598,296	$10,598,015	$10,598,296
Tronair 2025	(g)(k)	Senior Secured Initial Term Loan	S+	3.75%	7.40%	12/18/2025	12/22/2032	3,600,000	3,555,015	3,555,000
									$14,153,030	$14,153,296
Air Freight & Logistics
Magnate	(g)	Senior Secured TL	S+	5.50%	9.15%	2/19/2025	12/29/2028	4,950,000	4,869,281	4,875,750
									$4,869,281	$4,875,750
Automobile Components
Innovative XCessories & Services	(g)(h)(k)	Senior Secured 2025 Refinancing Term Loan	S+	5.50%	9.15%	9/17/2025	9/5/2029	3,337,945	3,277,020	3,338,646
									$3,277,020	$3,338,646
Building Products
Leaf Home	(g)	Senior Secured Initial Term Loan	S+	5.25%	8.90%	9/4/2025	9/4/2031	9,215,313	9,081,788	9,146,198
									$9,081,788	$9,146,198
Capital Markets
Beta+	(g)(k)	Senior Secured Initial Term Loan	S+	5.75%	9.40%	11/25/2025	7/2/2029	5,984,536	5,805,000	5,805,000
Cerity Partners		Unitranche 2025 Term Loan	S+	4.50%	8.15%	10/10/2024	7/28/2031	24,894,465	24,894,465	24,894,465
Steward Partners	(g)(h)	Senior Secured Delayed Draw Term C Loan	S+	4.75%	8.40%	6/13/2025	10/14/2028	1,392,500	1,339,685	1,389,019
									$32,039,150	$32,088,484
Chemicals
Shrieve	(g)	Unitranche Initial Term Loan	S+	6.00%	9.65%	6/18/2025	10/30/2030	2,985,000	2,943,449	2,962,613
									$2,943,449	$2,962,613
Commercial Services & Supplies
Apex Companies	(g)(h)	Senior Secured Fourth Amendment Delayed Draw Term Loan	S+	4.75%	8.40%	11/21/2025	1/31/2030	—	(4,839)	—
Brown & Root	(g)(k)	Senior Secured Initial Term Loan	S+	5.00%	8.65%	10/3/2025	10/3/2030	6,107,143	6,022,989	6,015,536
Capital Consultants Management Corporation	(g)(h)	Senior Secured 2025 Acquisition Delayed Draw Term Loan	S+	4.75%	8.40%	7/8/2025	11/3/2031	4,768,281	4,712,691	4,768,281
Certified Collision Group	(g)(k)	Unitranche Initial Term Loan	S+	4.50%	8.15%	12/30/2025	12/30/2032	8,646,209	8,559,775	8,559,747
Denali Water Solutions 2025	(g)	Senior Secured Closing Date Term Loan	S+	4.75%	8.40%	11/19/2025	11/19/2032	6,346,154	6,283,002	6,298,558
Eagle Fire	(g)	Senior Secured Initial Term Loan	S+	4.50%	8.15%	7/15/2025	7/15/2032	3,500,000	3,466,967	3,473,750

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Commercial Services & Supplies (continued)
Eagle Fire	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.15%	7/15/2025	7/15/2032	487,663	475,277	484,006
HeartLand	(g)	Senior Secured Initial Term Loan	S+	4.75%	8.40%	11/5/2025	12/12/2029	1,920,559	1,902,340	1,901,353
HeartLand	(g)(h)	Senior Secured 2025 Incremental Delayed Draw Term Loan	S+	4.75%	8.40%	11/5/2025	12/12/2029	106,921	76,564	105,851
O6 Environmental	(g)	Senior Secured Initial Term Loan	S+	4.75%	8.40%	8/5/2025	8/5/2032	6,074,325	6,016,519	6,030,527
O6 Environmental	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	8/5/2025	8/5/2032	—	(8,745)	—
Russell Landscape Group	(g)	Senior Secured Initial Term Loan	S+	5.50%	9.15%	10/10/2024	4/11/2030	4,256,769	4,166,920	4,256,769
Russell Landscape Group	(g)	Senior Secured Delayed Draw Term Loan	S+	5.50%	9.15%	10/10/2024	4/11/2030	2,119,656	2,098,805	2,119,656
SavATree	(g)	Unitranche Initial Term Loan	S+	5.00%	8.65%	10/10/2024	6/6/2031	11,049,644	10,948,865	10,994,396
SavATree	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.65%	10/10/2024	6/6/2031	701,251	673,176	697,745
ScentAir	(g)	Unitranche Closing Date Term Loan	S+	5.25%	8.90%	10/10/2024	1/26/2026	11,696,872	11,696,151	11,696,872
									$67,086,457	$67,403,047
Communications Equipment
Eastern Communications	(g)	Senior Secured Term A Loan	S+	5.00%	8.65%	11/4/2025	12/30/2030	4,987,406	4,940,034	4,974,937
									$4,940,034	$4,974,937
Construction & Engineering
A1 Garage Door Service		Unitranche Term Loan A	S+	4.50%	8.15%	10/10/2024	12/22/2028	4,705,226	4,705,226	4,705,226
A1 Garage Door Service		Senior Secured Closing Date Delayed Draw Term Loan	S+	4.50%	8.15%	10/10/2024	12/22/2028	1,644,131	1,644,131	1,644,131
Cumming Group		Unitranche Initial Term Loan	S+	4.75%	8.40%	10/10/2024	11/16/2027	23,027,651	23,027,651	23,027,651
Cumming Group	(g)(h)	Senior Secured 2022 Incremental Delayed Draw Term Loan	S+	4.75%	8.40%	10/10/2024	11/16/2027	3,774,285	3,765,389	3,774,285
Gallo Mechanical	(g)	Senior Secured Initial Term Loan	S+	4.75%	8.40%	7/31/2025	8/2/2032	8,204,015	8,086,001	8,142,485

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Construction & Engineering (continued)
Gallo Mechanical	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	7/31/2025	8/2/2032	—	(8,273)	—
HR Green	(g)	Senior Secured First Amendment Term Loan	S+	5.50%	9.15%	10/10/2024	1/28/2030	5,490,734	5,397,716	5,490,734
Legacy Service Partners	(g)(h)	Senior Secured Tenth Amendment Delayed Draw Term Loan	S+	4.50%	8.15%	11/10/2025	11/10/2031	—	(3,222)	—
Lindsay Precast	(g)(k)	Senior Secured Initial Term Loans	S+	4.75%	8.40%	12/15/2025	12/16/2032	4,224,138	4,182,093	4,181,897
Lindsay Precast	(g)(h)(k)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	12/15/2025	12/16/2032	—	(7,218)	—
National Trench Safety	(g)	Unitranche Initial Term Loan	S+	5.50%	9.15%	10/10/2024	12/3/2028	18,676,960	18,539,447	18,676,960
RailPros	(g)	Unitranche Initial Term Loan	S+	4.25%	7.90%	5/22/2025	5/24/2032	4,095,000	4,055,733	4,095,000
RailPros	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.25%	7.90%	5/22/2025	5/24/2032	—	(5,774)	—
									$73,378,900	$73,738,369
Consumer Staples Distribution & Retail
Avita Pharmacy	(g)	Unitranche New Term A Loan	S+	5.25%	8.90%	11/4/2025	8/6/2030	14,095,442	13,925,690	13,917,012
									$13,925,690	$13,917,012
Containers & Packaging
Novvia Group	(g)	Unitranche Tranche B Term Loan	S+	5.25%	8.90%	6/13/2025	1/31/2032	11,652,994	11,568,064	11,652,994
Novvia Group	(g)(h)	Senior Secured 2025 Delayed Draw Term Loan	S+	5.25%	8.90%	6/13/2025	1/31/2032	823,080	816,420	823,080
Precision Concepts	(g)	Senior Secured Amendment No. 1 Term Loan	S+	4.75%	8.40%	10/31/2025	8/2/2032	397,915	393,977	394,931
Precision Concepts	(g)	Unitranche Initial Term Loan (US)	S+	4.75%	8.40%	7/31/2025	8/2/2032	2,949,713	2,921,817	2,927,589
Precision Concepts	(g)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	7/31/2025	8/2/2032	1,017,142	1,007,320	1,009,514
									$16,707,598	$16,808,108
Diversified Consumer Services
Aptive Environmental	(g)	Senior Secured Initial Term Loan	S+	4.75%	8.40%	10/15/2025	10/15/2032	9,720,930	9,625,419	9,648,023
Aptive Environmental	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	10/15/2025	10/15/2032	—	(2,066)	—
Heritage Partners	(g)(j)(l)	Unitranche Term B Loan	S+	0.00%	3.65% PIK	10/10/2024	9/29/2028	13,125,161	12,783,688	7,436,139
Heritage Partners	(g)(j)(l)	Senior Secured Delayed Draw Term Loan	S+	0.00%	3.65% PIK	10/10/2024	9/29/2028	6,181,543	6,020,720	3,502,190

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Diversified Consumer Services (continued)
Kalkomey	(g)	Unitranche Initial Term Loan	S+	5.00%	8.65%	10/10/2024	6/18/2031	16,964,012	16,693,979	16,964,012
Ned Stevens	(g)	Unitranche Initial Term Loan	S+	5.00%	8.65%	10/10/2024	11/1/2029	15,199,767	15,197,985	15,199,767
RotoCo	(g)	Unitranche Initial Term Loan	S+	5.50%	9.15%	10/10/2024	6/30/2028	12,917,534	12,891,406	9,315,091
RotoCo	(g)	Senior Secured Delayed Draw Term Loan	S+	5.50%	9.15%	10/10/2024	6/30/2028	41,171	41,082	29,689
Southeast Lineman Training Center	(g)	Senior Secured SLTC TL	S+	5.25%	8.90%	8/18/2025	1/3/2030	5,985,000	5,900,927	5,985,000
									$79,153,140	$68,079,911
Electrical Equipment
Industrial Electric Manufacturing	(g)(h)(k)	Senior Secured Amendment No. 1 DDTL Facility	S+	4.50%	8.15%	12/3/2025	12/3/2031	—	(2,807)	—
Industrial Electric Manufacturing	(g)(k)	Senior Secured Amendment No. 1 Incremental Term Facility	S+	4.50%	8.15%	12/3/2025	12/3/2031	5,862,840	5,834,618	5,833,525
									$5,831,811	$5,833,525
Energy Equipment & Services
Allied Power Group	(g)	Unitranche Initial Term Loan	S+	5.00%	8.65%	10/10/2024	5/16/2030	7,096,991	6,951,671	7,096,991
Allied Power Group	(g)	Senior Secured Initial Delayed Draw Term Loan	S+	5.00%	8.65%	10/10/2024	5/16/2030	1,493,550	1,479,798	1,493,550
									$8,431,469	$8,590,541
Financial Services
AmpliFi	(g)	Senior Secured Initial Term Loan	S+	5.00%	8.65%	10/10/2024	4/23/2030	8,273,284	8,104,305	8,273,284
Aprio	(g)	Senior Secured 2025 Incremental Term Loan	S+	4.75%	8.40%	4/25/2025	8/1/2031	2,709,875	2,683,927	2,682,776
Aprio	(g)(h)	Senior Secured 2025 Incremental Delayed Draw Term Loan	S+	4.75%	8.40%	4/25/2025	8/1/2031	1,311,118	1,295,912	1,298,006
Ascend Partner Services	(g)(h)	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	4.50%	8.15%	8/7/2025	8/11/2031	3,225,143	3,171,952	3,192,891
Cherry Bekaert	(g)	Unitranche Term B Loan	S+	4.50%	8.15%	10/10/2024	6/28/2030	12,431,090	12,401,526	12,431,090
Cherry Bekaert	(g)	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.15%	10/10/2024	6/28/2030	6,375,112	6,355,845	6,375,112
Embark	(g)	Senior Secured Term B Loan	S+	4.50%	8.15%	9/2/2025	9/2/2032	4,488,750	4,445,568	4,455,084
Embark	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.15%	9/2/2025	9/2/2032	—	(17,108)	—

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Financial Services (continued)
Foundation Source		Senior Secured Initial Term Loan	S+	5.00%	8.65%	10/10/2024	9/6/2030	13,468,138	13,468,138	13,468,138
Foundation Source	(g)	Senior Secured Delayed Draw Term A Loan	S+	5.00%	8.65%	10/10/2024	9/6/2030	4,241,089	4,218,479	4,241,089
Merchant Industry & Valor PayTech	(g)	Senior Secured Term A Loan	S+	4.75%	8.40%	9/19/2025	9/19/2031	2,596,936	2,571,968	2,575,381
Merchant Industry & Valor PayTech	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	9/19/2025	9/19/2031	386,143	376,087	382,938
Prime Pensions	(g)	Unitranche Initial Term Loan	S+	4.75%	8.40%	10/10/2024	2/26/2030	6,686,950	6,615,035	6,686,950
Prime Pensions	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	10/10/2024	2/26/2030	1,779,548	1,762,583	1,779,548
									$67,454,217	$67,842,287
Food Products
Golden State Foods	(g)(k)	Senior Secured Initial Term Loan	S+	4.00%	7.65%	9/16/2025	12/4/2031	1,989,925	1,985,608	2,004,849
Hometown Food Company	(g)	Senior Secured Closing Date Term B Loan	S+	4.50%	8.15%	6/9/2025	12/3/2030	2,847,066	2,825,255	2,839,948
MBC Companies	(g)	Senior Secured Third Amendment Term A Loan	S+	4.00%	7.65%	10/23/2025	9/10/2030	58,466	58,194	58,028
MBC Companies	(g)	Senior Secured Third Amendment Term B Loan	S+	4.75%	8.40%	10/20/2025	9/10/2030	938,813	929,869	931,772
Peterson Farms	(g)(k)	Senior Secured Initial Term Loan	S+	4.00%	7.65%	11/14/2025	12/1/2032	3,000,000	2,970,114	2,970,000
									$8,769,040	$8,804,597
Health Care Equipment & Supplies
Alcresta	(g)	Unitranche Term Loan	S+	5.50%	9.15%	12/4/2025	3/12/2031	4,093,644	4,053,522	4,011,636
Alcresta	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	5.50%	9.15%	12/4/2025	3/12/2031	—	(43,846)	—
Antylia Scientific	(g)	Senior Secured Initial Term Loan	S+	4.00%	7.65%	7/21/2025	5/27/2032	4,000,000	3,904,963	3,980,000
USMed-Equip	(g)	Unitranche Initial Term Loan	S+	5.75%	9.40%	10/10/2024	5/24/2029	19,648,304	19,572,428	19,648,304
									$27,487,067	$27,639,940
Health Care Providers & Services
APT Healthcare	(g)	Unitranche Initial Term Loan	S+	5.00%	8.65%	9/30/2025	9/30/2031	7,758,333	7,663,032	7,661,354
APT Healthcare	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.65%	9/30/2025	9/30/2031	—	(6,788)	—
Clearway Pain Solutions	(g)	Senior Secured Term Loan A	S+	5.50%	9.15%	9/22/2025	8/30/2030	4,297,058	4,232,002	4,275,574

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Health Care Providers & Services (continued)
Clearway Pain Solutions	(g)(h)	Senior Secured Tenth Amendment Delayed Draw Loan	S+	5.50%	9.15%	9/22/2025	8/31/2030	838,464	812,109	834,272
MDpanel		Unitranche Initial Term Loan	S+	6.50%	10.15%	10/10/2024	8/2/2029	5,852,407	5,852,407	5,852,407
MDpanel	(g)	Senior Secured Delayed Draw Term Loan	S+	6.50%	10.15%	10/10/2024	8/2/2029	1,047,360	1,045,407	1,047,360
National Seating & Mobility		Senior Secured Amendment No. 9 Incremental Term Loan	S+	4.25%	7.90%	7/17/2025	5/14/2029	1,985,025	1,985,025	1,980,062
Patterson Companies	(g)(k)	Senior Secured Initial Term Loan	S+	4.50%	8.15%	8/13/2025	4/16/2032	9,975,000	9,019,948	8,810,768
Riccobene Associates Family Dentistry	(g)	Senior Secured Initial Term Loan	S+	4.75%	8.40%	6/6/2025	10/31/2030	8,254,108	8,158,231	8,254,108
Riccobene Associates Family Dentistry	(g)(h)	Senior Secured Initial Delayed Draw Term Loan	S+	4.75%	8.40%	6/6/2025	10/31/2030	1,424,277	1,398,871	1,424,277
RxBenefits	(g)(k)	Senior Secured Term Loan	S+	5.00%	8.65%	6/6/2025	12/19/2030	4,500,000	4,410,000	4,410,000
Sequel Ortho (fka OrthoNebraska)		Unitranche Initial Term Loan	S+	5.00%	8.65%	10/10/2024	7/31/2028	4,772,235	4,772,235	4,772,235
Sequel Ortho (fka OrthoNebraska)	(g)	Unitranche First Amendment Term Loan	S+	5.00%	8.65%	10/31/2025	7/31/2028	5,714,286	5,648,449	5,714,286
Specialized Dental	(g)	Senior Secured Sixth Amendment Incremental Term Loan	S+	4.75%	8.40%	10/30/2025	11/1/2028	8,725,794	8,682,165	8,660,351
Specialized Dental	(g)(h)	Senior Secured Sixth Amendment Incremental Delayed Draw Term Loan	S+	4.75%	8.40%	10/30/2025	11/1/2028	—	(17,193)	—
Summit Spine & Joint Centers	(g)	Unitranche Initial Term Loan	S+	4.75%	8.40%	6/13/2025	3/25/2031	12,494,612	12,316,434	12,494,612
Summit Spine & Joint Centers	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	6/13/2025	3/25/2031	—	(21,583)	—
									$75,950,751	$76,191,666
Health Care Technology
AGS Health	(g)	Unitranche Initial Term Loan	S+	4.50%	8.15%	7/31/2025	8/2/2032	5,113,500	5,102,014	5,075,149
AGS Health	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.15%	7/31/2025	8/2/2032	—	(2,070)	—
Avalon	(g)	Senior Secured Term Loan	S+	4.50%	8.15%	12/31/2025	12/31/2031	7,500,000	7,425,000	7,410,000
Med Tech Solutions	(g)	Unitranche Initial Term Loan	S+	5.25%	8.90%	6/3/2025	6/3/2032	5,824,244	5,728,207	5,824,244
Med Tech Solutions	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	5.25%	8.90%	6/3/2025	6/3/2032	—	(24,724)	—
VaxCare	(g)	Unitranche Initial Term Loan	S+	4.50%	8.15%	6/16/2025	6/17/2032	3,325,000	3,292,995	3,300,063
									$21,521,422	$21,609,456

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Hotels, Restaurants & Leisure
Hissho Sushi	(g)	Unitranche Amendment No.2 Incremental Term Loan	S+	4.75%	8.40%	10/20/2025	5/18/2029	9,952,381	9,855,688	9,952,381
Taymax Group		Senior Secured Initial Term Loan	S+	5.13%	8.78%	10/10/2024	7/31/2026	14,411,890	14,411,890	14,411,890
Taymax Group		Senior Secured Delayed Draw Term Loan	S+	5.13%	8.78%	10/10/2024	8/2/2027	8,018,664	8,018,664	8,018,664
									$32,286,242	$32,382,935
Insurance
SIAA (Alliance Holdings)		Unitranche Seventh Amendment Refinancing Term Loan	S+	4.75%	8.40%	10/10/2024	4/30/2030	25,011,013	25,011,013	25,011,013
									$25,011,013	$25,011,013
Interactive Media & Services
Integral Ad Science	(g)(k)	Senior Secured Initial Term Loan	S+	5.00%	8.65%	12/22/2025	12/23/2031	9,500,000	9,167,500	9,167,500
									$9,167,500	$9,167,500
Internet Software & Services
Argano	(g)(h)	Senior Secured Second Amendment Delayed Draw Term Loan	S+	5.50%	9.15%	12/3/2025	9/13/2029	—	(36,709)	—
Dun & Bradstreet	(g)	Unitranche Initial Term Loan	S+	5.50%	9.15%	8/26/2025	8/26/2032	5,000,000	4,950,955	4,962,500
Power Digital	(g)	Unitranche Initial Term Loan	S+	5.00%	8.65%	10/10/2024	3/11/2030	11,154,379	11,127,659	11,154,379
Power Digital	(g)	Senior Secured Initial Delayed Draw Term Loan	S+	5.00%	8.65%	10/10/2024	3/11/2030	640,558	639,024	640,558
									$16,680,929	$16,757,437
IT Services
GoldenSource		Unitranche Initial Term Loan	S+	4.75%	8.40%	10/10/2024	5/12/2028	8,118,573	8,118,573	8,118,573
Trace3 2025	(g)(k)	Unitranche Closing Date Term B Loan	S+	4.00%	7.65%	10/8/2025	10/29/2032	3,619,048	3,583,750	3,632,619
									$11,702,323	$11,751,192
Leisure Products
PlayPower 2025	(g)	Unitranche Initial Term Loan	S+	5.25%	8.90%	7/25/2025	10/29/2031	14,138,000	13,862,366	14,031,965
									$13,862,366	$14,031,965
Life Sciences Tools & Services
TCP Analytical	(g)	Unitranche First Amendment US Term Loan A	S+	5.00%	8.65%	6/17/2025	3/12/2031	8,955,000	8,851,013	8,955,000
									$8,851,013	$8,955,000

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Machinery
80/20	(g)	Unitranche Initial Term Loan	S+	4.50%	8.15%	12/12/2025	12/13/2032	6,142,857	6,082,160	6,081,429
80/20	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.15%	12/12/2025	12/13/2032	—	(8,571)	—
Barnes Group 2025	(g)	Senior Secured Term Loan	S+	4.75%	8.40%	10/17/2025	10/22/2032	5,500,000	5,391,181	5,458,750
Bettcher Industries	(g)(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	7.65%	12/11/2025	12/14/2028	3,490,933	3,482,700	3,482,205
Tank Holdings	(g)	Unitranche Initial Term Loan	S+	6.00%	9.65%	2/6/2025	3/31/2028	6,352,909	6,275,967	6,305,262
Tank Holdings	(g)	Senior Secured Delayed Draw Term Loan	S+	6.00%	9.65%	2/6/2025	3/31/2028	608,701	598,380	604,136
Voeller Mixers	(g)	Senior Secured Closing Date Initial Term Loan	S+	4.75%	8.40%	11/25/2025	11/25/2032	4,069,767	4,029,221	4,039,244
Voeller Mixers	(g)(h)	Senior Secured Initial Delayed Draw Term Loan	S+	4.75%	8.40%	11/25/2025	11/25/2032	—	(8,024)	—
									$25,843,014	$25,971,026
Media
Allyant	(g)(i)	Unitranche Closing Date Term A Loan	S+	6.00%	9.65%	10/10/2024	10/30/2026	22,948,124	22,884,828	22,948,124
									$22,884,828	$22,948,124
Oil, Gas & Consumable Fuels
Palmdale Oil	(g)	Unitranche Initial Term Loan	S+	4.75%	8.40%	12/5/2025	12/12/2031	652,174	648,964	647,283
									$648,964	$647,283
Personal Care Products
Mary Ruth's	(g)	Senior Secured Closing Date Term A Loan	S+	4.00%	7.65%	10/8/2025	9/30/2030	1,242,188	1,236,445	1,235,977
Mary Ruth's	(g)	Senior Secured Closing Date Term B Loan	S+	4.75%	8.40%	10/8/2025	9/30/2031	3,740,625	3,705,157	3,721,922
									$4,941,602	$4,957,899
Pharmaceuticals
Minds & Assembly	(g)	Unitranche Initial Term Loan (First Lien)	S+	5.00%	8.65%	10/10/2025	5/3/2029	8,000,000	7,885,366	8,000,000
									$7,885,366	$8,000,000
Professional Services
Epiq	(g)(k)	Senior Secured 2025 Refinancing Term Loan (First Lien)	S+	4.00%	7.65%	10/8/2025	4/26/2029	907,681	779,289	849,980
Magna Legal Services		Senior Secured Initial Term Loan	S+	5.00%	8.65%	10/10/2024	11/22/2029	13,738,512	13,738,512	13,738,512

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Professional Services (continued)
Magna Legal Services		Senior Secured Delayed Draw Term Loan	S+	5.00%	8.65%	10/10/2024	11/22/2029	3,846,191	3,846,191	3,846,191
									$18,363,992	$18,434,683
Software
AIA Contract Documents	(g)	Senior Secured Term Loan	S+	4.75%	8.40%	7/2/2025	7/2/2031	5,078,181	5,006,026	5,065,486
FMG Suite	(g)	Unitranche Initial Term Loan	S+	4.75%	8.40%	9/9/2025	9/9/2032	6,283,019	6,223,419	6,237,507
FMG Suite	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	9/9/2025	9/9/2032	—	(8,114)	—
PKWARE	(g)	Unitranche Term A Loan	S+	4.50%	8.15%	6/2/2025	6/3/2030	12,289,157	12,156,209	12,289,157
Inmar	(g)	Senior Secured Amendment No. 4 Refinancing Term Loan (First Lien)	S+	4.50%	8.15%	9/12/2025	10/30/2031	1,989,975	1,985,000	1,970,075
Lighthouse	(g)	Senior Secured Fourth Amendment Incremental Term Loan (First Lien)	S+	5.00%	8.65%	6/2/2025	12/31/2029	647,242	644,166	647,242
Lighthouse	(g)	Unitranche Initial Term Loan	S+	5.00%	8.65%	6/2/2025	12/31/2029	20,673,583	20,575,326	20,673,583
Mitratech	(g)(k)	Unitranche Closing Date Initial Term Loan	S+	4.75%	8.40%	12/2/2025	12/2/2031	9,174,312	9,129,566	9,128,440
Mitratech	(g)(h)(k)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	12/2/2025	12/2/2031	—	(1,132)	—
Tribute Technology		Unitranche Initial Term Loan	S+	5.50%	9.15%	10/10/2024	10/30/2028	15,013,397	15,013,397	15,013,397
Tribute Technology		Senior Secured Delayed Draw Term Loan	S+	5.75%	9.40%	10/10/2024	10/30/2028	3,365,573	3,365,573	3,365,573
Unison Global		Unitranche 2024-1 Repricing Term Loan	S+	5.00%	8.65%	10/10/2024	9/19/2028	14,773,722	14,773,722	14,699,854
Unison Global	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.65%	10/10/2024	9/19/2028	607,715	605,689	604,677
									$89,468,847	$89,694,991
Trading Companies & Distributors
Apex Service Partners	(g)	Unitranche Second Amendment Incremental Term Loan	S+	4.75%	8.40%	4/29/2025	10/24/2030	1,899,210	1,881,504	1,889,714
Apex Service Partners	(g)(h)	Senior Secured Second Amendment Incremental DDTL Loan	S+	5.00%	8.65%	4/29/2025	10/24/2030	3,834,780	3,792,809	3,815,606
Industrial Service Group		Unitranche Initial Term Loan	S+	5.75%	9.40%	10/10/2024	12/7/2028	6,995,447	6,995,447	6,995,447
Industrial Service Group		Senior Secured Delayed Draw Term Loan	S+	5.75%	9.40%	10/10/2024	12/7/2028	3,642,557	3,642,557	3,642,557

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Trading Companies & Distributors (continued)
Levata	(g)	Senior Secured Sixteenth Amendment Incremental Effective Date Term Loan	S+	5.00%	8.65%	8/20/2025	12/21/2027	4,871,073	4,829,705	4,846,717
Levata	(g)(h)	Senior Secured Sixteenth Amendment Incremental Delayed Draw Term Loan	S+	5.00%	8.65%	8/20/2025	12/21/2027	—	(4,610)	—
Power Grid Components	(g)(k)	Senior Secured Initial Term Loan	S+	4.75%	8.40%	11/20/2025	12/2/2030	3,980,885	3,961,496	3,960,980
Power Grid Components	(g)	Senior Secured Amendment No. 3 Incremental Term B-2 Loan	S+	4.75%	8.40%	11/20/2025	11/29/2030	548,780	546,106	546,037
R.F. Fager	(g)	Senior Secured First Amendment Term Loan	S+	5.00%	8.65%	5/22/2025	3/4/2030	1,733,867	1,707,859	1,720,863
R.F. Fager	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.65%	5/22/2025	3/4/2030	256,846	250,178	254,919
SupplyHouse	(g)	Senior Secured Initial Term Loan	S+	4.00%	7.65%	7/1/2025	7/1/2032	3,740,625	3,722,078	3,712,570
									$31,325,129	$31,385,410
Water Utilities
Vessco Water	(g)(h)	Senior Secured 2025 Incremental DDTL	S+	4.50%	8.15%	11/3/2025	7/24/2031	—	(7,649)	—
Vessco Water	(g)	Unitranche 2025 Incremental Term Loan	S+	4.50%	8.15%	11/3/2025	7/24/2031	3,248,971	3,233,341	3,224,603
									$3,225,692	$3,224,603
				Total APCF SPV I, LLC					$859,150,134	$851,319,444
Audax Private Credit Subsidiary, LLC
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m)
Capital Markets
Cerity Partners	(g)(h)	Senior Secured Initial Revolving Loan	S+	4.50%	8.15%	10/10/2024	7/28/2031	$235,650	$230,150	$235,650
									$230,150	$235,650
Commercial Services & Supplies
Russell Landscape Group	(g)(h)	Senior Secured Revolving Loan	S+	5.50%	9.15%	10/10/2024	4/11/2030	359,420	355,069	359,420
SavATree	(g)(h)	Senior Secured Revolving Credit Loan	S+	5.00%	8.65%	10/10/2024	6/6/2031	—	(1,084)	—
SavATree	(g)	Unitranche Initial Term Loan	S+	5.00%	8.65%	10/10/2024	6/6/2031	3,260,696	3,260,366	3,244,392
ScentAir		Senior Secured Revolving Loan	S+	5.25%	8.90%	10/10/2024	1/26/2026	1,565,413	1,565,413	1,565,413
									$5,179,764	$5,169,225

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Construction & Engineering
National Trench Safety	(g)(h)	Senior Secured Revolving Loan	S+	5.50%	9.15%	10/10/2024	12/3/2028	1,122,553	1,110,792	1,122,553
RailPros	(g)(h)	Senior Secured Revolving Loan	S+	4.25%	7.90%	5/22/2025	5/24/2032	—	(6,049)	—
									$1,104,743	$1,122,553
Diversified Consumer Services
Heritage Partners	(g)(j)(l)	Senior Secured Revolving Credit Loan	S+	0.00%	3.65% PIK	10/10/2024	9/29/2028	2,525,827	2,495,870	1,431,022
Ned Stevens	(g)	Unitranche Initial Term Loan	S+	5.00%	8.65%	10/10/2024	11/1/2029	2,861,826	2,859,982	2,861,826
Ned Stevens	(h)	Senior Secured Revolving Loan	S+	5.00%	8.65%	10/10/2024	11/1/2028	256,427	256,427	256,427
RotoCo	(g)(h)	Senior Secured Initial Revolving Loan	S+	5.50%	9.15%	10/10/2024	6/30/2028	1,610,404	1,607,766	1,161,295
									$7,220,045	$5,710,570
Financial Services
Cherry Bekaert	(g)(h)	Senior Secured Revolving Credit Loan	S+	4.50%	8.15%	10/10/2024	6/28/2030	—	(5,559)	—
Foundation Source	(h)	Senior Secured Revolving Loan	S+	5.00%	8.65%	10/10/2024	9/6/2029	257,681	257,681	257,681
									$252,122	$257,681
Health Care Equipment & Supplies
USMed-Equip	(g)(h)	Senior Secured Revolving Credit Loan	S+	5.75%	9.40%	10/10/2024	5/24/2029	—	(5,860)	—
									$(5,860)	$—
Health Care Providers & Services
Hilco Vision	(j)	Senior Secured Second Out Term Loan	S+	6.00% PIK	9.67%	10/10/2024	4/21/2030	5,832,447	5,832,447	4,295,865
Hilco Vision	(h)(j)	Senior Secured Revolving Loan	S+	6.00% PIK	9.67%	10/10/2024	4/21/2030	1,148,506	1,148,506	845,928
Sequel Ortho (fka OrthoNebraska)	(g)(h)	Senior Secured Revolving Loan	S+	5.00%	8.65%	10/10/2024	7/31/2028	—	(1,542)	—
									$6,979,411	$5,141,793
Hotels, Restaurants & Leisure
Taymax Group	(h)	Senior Secured Revolving Loan	S+	5.13%	8.78%	10/10/2024	7/31/2026	294,039	294,039	294,039
									$294,039	$294,039

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Internet Software & Services
Power Digital	(g)(h)	Senior Secured Initial Revolving Loan	S+	5.00%	8.65%	10/10/2024	3/11/2030	450,635	445,633	450,635
									$445,633	$450,635
IT Services
GoldenSource	(h)	Senior Secured Revolving Loan	S+	4.75%	8.40%	10/10/2024	5/12/2028	707,280	707,280	707,280
									$707,280	$707,280
Media
Allyant	(g)(h)(i)	Senior Secured Revolving Loan	S+	6.00%	9.65%	10/10/2024	10/30/2026	—	(4,935)	—
									$(4,935)	$—
Professional Services
Dwellworks	(g)(j)	Senior Secured Initial Term Loan	S+	10.32% PIK	12.32%	10/10/2024	3/31/2027	10,438,717	7,380,215	9,388,364
Dwellworks (Tranche B-1)	(g)(j)	Senior Secured Tranche B1	Fixed	18.00% PIK	20.00%	10/10/2024	3/31/2027	5,568,956	3,973,959	—
									$11,354,174	$9,388,364
Software
Lighthouse	(g)(h)	Senior Secured Revolving Loan	S+	5.00%	8.65%	10/10/2024	12/31/2029	—	(16,513)	—
Tribute Technology	(g)(h)	Senior Secured Revolving Credit Loan	S+	6.50%	10.15%	10/10/2024	10/30/2028	1,131,285	1,131,276	1,131,285
									$1,114,763	$1,131,285
Trading Companies & Distributors
Industrial Service Group	(h)	Senior Secured Revolving Loan	S+	5.75%	9.40%	10/10/2024	12/7/2028	895,258	895,258	895,258
R.F. Fager	(g)(h)	Senior Secured Revolving Loan	S+	5.00%	8.65%	5/22/2025	3/4/2030	123,374	117,893	122,449
									$1,013,151	$1,017,707
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS
Aerospace & Defense
Blue Raven Solutions	(j)	Class A Units				10/10/2024		1,374,300	—	3,482,097
									$—	$3,482,097
Commercial Services & Supplies
ScentAir	(j)	Class A Units				10/10/2024		858,937	806,166	765,502
									$806,166	$765,502

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
Construction & Engineering
A1 Garage Door Service	(j)	Class A Common Units				10/10/2024		781	1,368,519	2,171,798
National Trench Safety	(j)	Preferred Units				4/3/2025		3,266	357,207	399,844
National Trench Safety	(j)	Common Units				10/10/2024		7,161	642,983	701,764
									$2,368,709	$3,273,406
Consumer Staples Distribution & Retail
Avita Pharmacy	(j)	Class A Common Units				10/10/2024		1,273,295	471,761	4,204,266
Avita Pharmacy	(j)	Preferred Units				10/10/2024		1,187,627	864,846	601,123
Avita Pharmacy	(j)	Junior Preferred Units				10/10/2024		22,654	27,131	30,564
									$1,363,738	$4,835,953
Diversified Consumer Services
Ned Stevens	(j)	Class A Capital Units				10/10/2024		1,737	1,902,090	2,156,711
									$1,902,090	$2,156,711
Energy Equipment & Services
Allied Power Group	(j)	Class A Units				10/10/2024		400,281	400,281	1,301,231
									$400,281	$1,301,231
Financial Services
Foundation Source	(j)	Class A LP Interests				10/10/2024		1,824	2,003	2,880
Foundation Source	(j)	Class B LP Interests				10/10/2024		1,822,812	2,002,691	2,877,201
									$2,004,694	$2,880,081
Food Products
Florida Food Products	(j)	Common Units				10/10/2024		1,536,658	1,530,282	637,396
									$1,530,282	$637,396
Health Care Equipment & Supplies
USMed-Equip	(j)	Common Units				10/10/2024		13,738	1,010,898	936,115
									$1,010,898	$936,115
Health Care Providers & Services
Hilco Vision	(j)	Class A Common Stock				10/10/2024		4,496	1,988,337	—
MDpanel	(j)	Class A Units				10/10/2024		764,074	735,555	505,282
Shearwater Health		Class A Common Stock				10/10/2024		687	1,839,962	2,123,797
									$4,563,854	$2,629,079
Insurance
SIAA (Alliance Holdings)	(j)	Common Units				10/10/2024		7,635	1,162,946	1,658,837
									$1,162,946	$1,658,837
Internet Software & Services
Power Digital	(j)	Class L Common Units				10/10/2024		81,934	852,221	1,114,118
									$852,221	$1,114,118

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
IT Services
GoldenSource	(j)	Class A Membership Interests				10/10/2024		327,445	441,590	681,478
Voyatek	(j)	Class C LP Units				10/10/2024		1,337	404,004	446,288
									$845,594	$1,127,766
Media
Allyant	(i)(j)	Common Shares				10/10/2024		5	1,533,996	850,757
									$1,533,996	$850,757
Professional Services
Dwellworks	(j)	Preferred Units				10/10/2024		984,915	—	—
									$—	$—
Software
Lighthouse	(j)	LP Interests				10/10/2024		3,519	6,701,864	9,805,470
PracticeTek	(j)	LP Interests				10/10/2024		1,441,373	1,799,832	1,561,594
Tribute Technology	(j)	Class A-1 Units				10/10/2024		1,570	1,241,560	1,096,956
									$9,743,256	$12,464,020
				Total Audax Private Credit Subsidiary, LLC					$65,973,205	$70,739,851
Audax Private Credit Fund, LLC
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m)
Aerospace & Defense
Tronair 2025	(g)(h)(k)	Senior Secured Revolving Loan	S+	3.75%	7.40%	12/18/2025	12/22/2032	—	$(11,209)	$—
									$(11,209)	$—
Building Products
Leaf Home	(g)(h)	Senior Secured Revolving Credit Loan	S+	5.25%	8.90%	9/4/2025	9/4/2031	90,000	79,368	89,325
									$79,368	$89,325
Capital Markets
Steward Partners	(g)(h)	Senior Secured Revolving Loan	S+	4.75%	8.40%	6/13/2025	10/14/2028	—	(11,640)	—
									$(11,640)	$—
Commercial Services & Supplies
Brown & Root	(g)(h)(k)	Senior Secured Revolving Loan	S+	5.00%	8.65%	10/3/2025	10/3/2030	428,571	408,477	422,143
Certified Collision Group	(g)(h)(k)	Senior Secured Revolving Facility	S+	4.50%	8.15%	12/30/2025	12/30/2032	—	(13,533)	—
Denali Water Solutions 2025	(g)(h)	Senior Secured Revolving Loan	S+	4.75%	8.40%	11/13/2025	11/19/2032	418,269	406,878	415,132
Eagle Fire	(g)(h)	Senior Secured Initial Revolving Loan	S+	4.50%	8.15%	7/15/2025	7/15/2032	—	(8,811)	—

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Commercial Services & Supplies (continued)
HeartLand	(g)(h)	Senior Secured Revolving Credit Loan	S+	4.75%	8.40%	11/5/2025	12/12/2029	11,669	3,124	11,553
O6 Environmental	(g)(h)	Senior Secured Revolving Loan	S+	4.75%	8.40%	8/5/2025	8/5/2032	—	(15,492)	—
									$780,643	$848,828
Construction & Engineering
Gallo Mechanical	(g)(h)	Senior Secured Initial Revolving Loan	S+	4.75%	8.40%	7/31/2025	8/2/2032	234,400	209,468	232,642
Legacy Service Partners	(g)(h)	Senior Secured Revolving Loan	S+	4.50%	8.15%	11/7/2025	11/10/2031	—	(867)	—
Lindsay Precast	(g)(h)(k)	Senior Secured Incremental Revolving Loan	S+	4.75%	8.40%	12/15/2025	12/16/2032	—	(13,204)	—
									$195,397	$232,642
Consumer Staples Distribution & Retail
Avita Pharmacy	(g)(h)	Senior Secured Revolving Loan (2025)	S+	4.25%	7.90%	11/4/2025	8/6/2030	—	(15,386)	—
									$(15,386)	$—
Containers & Packaging
Novvia Group	(g)(h)	Senior Secured Initial Refinancing Revolving Loan	S+	5.25%	8.90%	6/13/2025	1/31/2032	160,510	154,361	160,510
Precision Concepts	(g)(h)	Senior Secured Revolving Credit Loan	S+	4.75%	8.40%	7/31/2025	8/2/2032	60,575	54,659	60,121
									$209,020	$220,631
Diversified Consumer Services
Aptive Environmental	(g)(h)	Senior Secured Initial Revolving Loan	S+	4.75%	8.40%	10/15/2025	10/15/2032	—	(8,272)	—
Heritage Partners	(j)(l)	Senior Secured First Out Term Loan	S+	0.00%	3.65% PIK	7/9/2025	9/29/2028	1,964,942	1,964,942	1,964,942
Southeast Lineman Training Center	(g)(h)	Senior Secured SLTC Delayed TL	S+	5.25%	8.90%	12/22/2025	1/3/2030	—	(68,499)	—
									$1,888,171	$1,964,942
Financial Services
Aprio	(g)(h)	Senior Secured 2025 Incremental Delayed Draw Term Loan	S+	4.75%	8.40%	12/23/2025	8/1/2031	—	(12,442)	—
Embark	(g)(h)	Senior Secured Revolving Credit Loan	S+	4.50%	8.15%	9/2/2025	9/2/2032	36,000	27,425	35,730

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Financial Services (continued)
Merchant Industry & Valor PayTech	(g)(h)	Senior Secured Revolving Loan	S+	4.75%	8.40%	9/19/2025	9/19/2031	146,438	141,677	145,222
									$156,660	$180,952
Health Care Equipment & Supplies
Alcresta	(g)(h)	Senior Secured Revolving Credit	S+	5.50%	9.15%	12/4/2025	3/12/2031	29,941	25,518	29,341
Visor Buyer, Inc.	(l)	Unitranche Initial Term Loan	S+	6.50%	10.15%	12/15/2025	12/15/2031	3,276,299	3,276,299	3,276,299
									$3,301,817	$3,305,640
Health Care Providers & Services
APT Healthcare	(g)(h)	Senior Secured Initial Revolving Credit Loan	S+	5.00%	8.65%	9/30/2025	9/30/2031	—	(13,424)	—
Clearway Pain Solutions	(g)(h)	Senior Secured Revolving Loan	S+	5.50%	9.15%	9/22/2025	8/31/2030	342,602	317,128	340,889
Riccobene Associates Family Dentistry	(g)(h)	Senior Secured Initial Revolving Loan	S+	4.75%	8.40%	6/6/2025	10/31/2030	—	(9,571)	—
Sequel Ortho (fka OrthoNebraska)	(g)(h)	Senior Secured Revolving Loan	S+	5.00%	8.65%	10/10/2024	7/31/2028	—	(2,681)	—
Specialized Dental	(g)(h)	Senior Secured Fifth Amendment Revolver	S+	4.75%	8.40%	10/30/2025	11/1/2028	—	(5,733)	—
Summit Spine & Joint Centers	(g)(h)	Senior Secured Revolving Loan	S+	4.75%	8.40%	6/13/2025	3/25/2031	113,619	87,780	113,619
									$373,499	$454,508
Health Care Technology
AGS Health	(g)(h)	Senior Secured Tranche A Revolving Credit Loan	S+	4.50%	8.15%	7/31/2025	8/2/2032	—	(1,486)	—
Avalon	(g)(h)	Senior Secured Revolving Credit	S+	4.50%	8.15%	12/31/2025	12/31/2031	—	(15,000)	—
Med Tech Solutions	(g)(h)	Senior Secured Revolving Loan	S+	5.25%	8.90%	6/3/2025	6/3/2032	—	(14,835)	—
VaxCare	(g)(h)	Senior Secured Revolving Credit Loan	S+	4.50%	8.15%	6/16/2025	6/17/2032	—	(6,166)	—
									$(37,487)	$—
Internet Software & Services
Dun & Bradstreet	(g)(h)	Senior Secured Revolving Credit Loan	S+	5.50%	9.15%	8/26/2025	8/26/2032	—	(4,773)	—
									$(4,773)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
IT Services
VC3	(g)(h)	Senior Secured DDTL E	S+	5.10%	8.75%	12/22/2025	3/12/2029	—	(120,175)	—
									$(120,175)	$—
Leisure Products
PlayPower 2025	(g)(h)	Senior Secured Revolving Loan	S+	5.25%	8.90%	7/25/2025	10/29/2030	66,308	49,586	65,810
									$49,586	$65,810
Machinery
80/20	(g)(h)	Senior Secured Revolving Loan	S+	4.50%	8.15%	12/12/2025	12/13/2032	—	(11,340)	—
Voeller Mixers	(g)(h)	Senior Secured Revolving Loan	S+	4.75%	8.40%	11/25/2025	11/25/2032	—	(12,850)	—
									$(24,190)	$—
Software
AIA Contract Documents	(g)(h)	Senior Secured Revolving Loan	S+	4.75%	8.40%	7/2/2025	7/2/2031	—	(12,552)	—
FMG Suite	(g)(h)	Senior Secured Revolving Loan	S+	4.75%	8.40%	9/9/2025	9/9/2032	—	(9,737)	—
Mitratech	(g)(h)(k)	Senior Secured Revolving Loan	S+	4.75%	8.40%	12/2/2025	12/2/2031	—	(1,811)	—
PKWARE	(g)(h)	Senior Secured Revolving Loan	S+	4.50%	8.15%	6/2/2025	6/3/2030	—	(20,012)	—
									$(44,112)	$—
Trading Companies & Distributors
Apex Service Partners	(g)(h)	Senior Secured Third Amendment Incremental Delayed Draw Term Loan	S+	4.75%	8.40%	11/21/2025	10/24/2030	—	(14,707)	—
SupplyHouse	(g)(h)	Senior Secured Revolving Credit Loan	S+	4.00%	7.65%	7/1/2025	7/1/2032	—	(5,822)	—
									$(20,529)	$—
Water Utilities
Vessco Water	(g)(h)	Senior Secured Revolving Loan	S+	4.50%	8.15%	11/3/2025	7/24/2031	—	(2,873)	—
									$(2,873)	$—
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS
Commercial Services & Supplies
Certified Collision Group	(j)	Class A Units				12/30/2025		774,031	$774,031	$774,031
Eagle Fire	(j)	Units				7/15/2025		833,333	833,333	618,860
									$1,607,364	$1,392,891

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS
Financial Services
Embark	(j)	Common Units				9/2/2025		90,000	90,000	68,577
									$90,000	$68,577
Health Care Equipment & Supplies
Visor Buyer, Inc.	(j)(l)	Class A-1 Common Stock				12/15/2025		4,522,621	4,522,622	3,111,242
									$4,522,622	$3,111,242
Health Care Technology
Avalon	(j)	Class A-1 Units				12/31/2025		90,000	90,000	90,000
Med Tech Solutions	(j)	Class A Units				6/3/2025		166,163	166,164	160,849
									$256,164	$250,849
Machinery
80/20	(j)	Class A Units				12/11/2025		90,000	90,000	90,000
									$90,000	$90,000
				Total Audax Private Credit Fund, LLC					$13,307,937	$12,276,837
APCF Equity, LLC
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS
Commercial Services & Supplies
O6 Environmental	(j)	Common Units				8/5/2025		448	$448,009	$578,751
Russell Landscape Group	(j)	Class A Units				10/10/2024		5,528	552,762	811,830
									$1,000,771	$1,390,581
Construction & Engineering
Gallo Mechanical	(j)	Units				7/31/2025		840,000	830,186	948,839
									$830,186	$948,839
Containers & Packaging
Novvia Group	(j)	Common Units				10/10/2024		28,290	650,105	493,355
									$650,105	$493,355
Diversified Consumer Services
Heritage Partners	(j)(l)	Merger Units				7/9/2025		196	196	—
Kalkomey	(j)	Class A Units				10/10/2024		116,815	1,168,155	1,149,671
									$1,168,351	$1,149,671
Financial Services
Cherry Bekaert	(j)	Class A Units				10/10/2024		618,019	780,092	1,615,394
Merchant Industry & Valor PayTech	(j)	Class A Units				9/19/2025		1,500	150,000	150,000
Prime Pensions		LP Interests				10/10/2024		668,564	605,496	635,937
									$1,535,588	$2,401,331
Health Care Providers & Services
APT Healthcare	(j)	Class A-5 Common Units				9/30/2025		74,211	100,000	100,000
Sequel Ortho (fka OrthoNebraska)	(j)	LP Interests				10/10/2024		34,285	328,148	496,370
									$428,148	$596,370

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF Equity, LLC
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
Hotels, Restaurants & Leisure
Taymax Group	(j)	Class A Units				10/10/2024		12,729	2,543,230	2,734,418
									$2,543,230	$2,734,418
Professional Services
Magna Legal Services	(j)	Class A Units				10/10/2024		14,607	1,577,591	2,448,502
									$1,577,591	$2,448,502
Software
Cast & Crew (fka Backstage)	(j)	Class A-3 Units				10/10/2024		5,801	406,596	2,193,340
									$406,596	$2,193,340
Trading Companies & Distributors
Industrial Service Group	(j)	Class A Units				10/10/2024		622	1,058,917	1,098,439
Industrial Service Group	(j)	Class A-1 Units				3/10/2025		19	25,961	33,463
									$1,084,878	$1,131,902
				Total APCF Equity, LLC					$11,225,444	$15,488,309
				Total Portfolio Investments					$949,656,720	$949,824,441

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
(e)
At December 31, 2025, the cost of investments for income tax purposes was $949,656,720, the gross unrealized depreciation for federal tax purposes was $25,633,371, the gross unrealized appreciation for federal income tax purposes was $25,801,092, and the net unrealized appreciation was $167,721.
(f)
Investments within APCF SPV I, LLC are pledged as collateral to the Leverage Facility. Refer to Note 8 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
(g)
Includes a portion of original issue discount and payment-in-kind, where applicable. The interest rate shown was the current rate as of December 31, 2025 and changes periodically.
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
(l)
The provisions of the 1940 Act classify investments further based on the level of ownership that the Fund maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Fund owns less than 5% of a portfolio company’s outstanding voting securities and “affiliated” when the Fund owns 5% or more of a portfolio company’s outstanding voting securities. The Fund classifies this investment as “affiliated”.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

The following table presents the Consolidated Schedule of Investments of the affiliates for the year ended December 31, 2025:

Portfolio Company(1)	Investment Type	Beginning Fair Value at December 31, 2024	Gross additions (2)	Change in Unrealized Gain	Fair Value at December 31, 2025
Heritage Partners	Bank Loans	$—	$12,783,688	$(5,347,549)	$7,436,139
Heritage Partners	Bank Loans	—	6,020,720	(2,518,530)	3,502,190
Heritage Partners	Bank Loans	—	2,495,870	(1,064,848)	1,431,022
Heritage Partners	Bank Loans	—	1,964,942	—	1,964,942
Visor Buyer, Inc.	Bank Loans	—	3,276,299	—	3,276,299
Heritage Partners	Common Equity and Preferred Shares	—	196	(196)	—
Visor Buyer, Inc.	Common Equity and Preferred Shares	—	4,522,622	(1,411,380)	3,111,242
Total Affiliated investments		$—	$31,064,337	$(10,342,503)	$20,721,834

(1) The principal/share amount and ownership detail are shown in the Consolidated Schedule of Investments.

(2) Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities, and the movement of an existing portfolio company into this category from a different category.

(m)
All investments are income-producing, unless otherwise noted.
(n)
The following shows the composition of the Fund’s portfolio at fair value by investment type and industry as of December 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Industry	Bank Loans Fair Value	% of NAV
Aerospace & Defense	$14,153,296	3.1%
Air Freight & Logistics	4,875,750	1.1%
Automobile Components	3,338,646	0.7%
Building Products	9,235,523	2.0%
Capital Markets	32,324,134	7.0%
Chemicals	2,962,613	0.6%
Commercial Services & Supplies	73,421,100	15.9%
Communications Equipment	4,974,937	1.1%
Construction & Engineering	75,093,564	16.3%
Consumer Staples Distribution & Retail	13,917,012	3.0%
Containers & Packaging	17,028,739	3.7%
Diversified Consumer Services	75,755,423	16.4%
Electrical Equipment	5,833,525	1.3%
Energy Equipment & Services	8,590,541	1.9%
Financial Services	68,280,920	14.8%
Food Products	8,804,597	1.9%
Health Care Equipment & Supplies	30,945,580	6.7%
Health Care Providers & Services	81,787,967	17.7%
Health Care Technology	21,609,456	4.7%
Hotels, Restaurants & Leisure	32,676,974	7.1%
Insurance	25,011,013	5.4%
Interactive Media & Services	9,167,500	2.0%
Internet Software & Services	17,208,072	3.7%
IT Services	12,458,472	2.7%
Leisure Products	14,097,775	3.1%
Life Sciences Tools & Services	8,955,000	1.9%
Machinery	25,971,026	5.6%
Media	22,948,124	5.0%
Oil, Gas & Consumable Fuels	647,283	0.1%
Personal Care Products	4,957,899	1.1%
Pharmaceuticals	8,000,000	1.7%
Professional Services	27,823,047	6.0%
Software	90,826,276	19.7%
Trading Companies & Distributors	32,403,117	7.0%
Water Utilities	3,224,603	0.7%
Total	$889,309,504	192.7%

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Industry	Common and Preferred Equity Fair Value	% of NAV
Aerospace & Defense	$3,482,097	0.8%
Commercial Services & Supplies	3,548,974	0.8%
Construction & Engineering	4,222,245	0.9%
Consumer Staples Distribution & Retail	4,835,953	1.0%
Containers & Packaging	493,355	0.1%
Diversified Consumer Services	3,306,382	0.7%
Energy Equipment & Services	1,301,231	0.3%
Financial Services	5,349,989	1.2%
Food Products	637,396	0.1%
Health Care Equipment & Supplies	4,047,357	0.9%
Health Care Providers & Services	3,225,449	0.7%
Health Care Technology	250,849	0.1%
Hotels, Restaurants & Leisure	2,734,418	0.6%
Insurance	1,658,837	0.4%
Internet Software & Services	1,114,118	0.2%
IT Services	1,127,766	0.2%
Machinery	90,000	0.0%
Media	850,757	0.2%
Professional Services	2,448,502	0.5%
Software	14,657,360	3.2%
Trading Companies & Distributors	1,131,902	0.2%
Total	$60,514,937	13.1%

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS
Aerospace & Defense
Blue Raven Solutions	(g)	Senior Secured Initial Term Loan	S+	8.50%, 1.00% PIK	14.28%	10/10/2024	12/21/2026	10,892,417	$10,892,417	$10,892,417
									$10,892,417	$10,892,417
Capital Markets
Cerity Partners		2025 Term Loan	S+	5.25%	9.76%	10/10/2024	7/30/2029	24,096,204	24,096,204	24,096,204
Cerity Partners		Senior Secured 2022 Incremental Delayed Draw Term Loan	S+	5.25%	9.76%	10/10/2024	7/30/2029	990,644	990,644	990,644
									$25,086,848	$25,086,848
Commercial Services & Supplies
Russell Landscape Group	(g)	Senior Secured Initial Term Loan	S+	5.50%	9.95%	10/10/2024	4/11/2030	4,299,985	4,191,573	4,299,985
SavATree	(g)	Unitranche Initial Term Loan	S+	5.00%	9.33%	10/10/2024	6/6/2031	10,857,404	10,741,494	10,857,404
ScentAir		Unitranche Closing Date Term Loan	S+	5.25%	10.34%	10/10/2024	1/26/2026	11,597,104	11,597,104	11,597,104
									$26,530,171	$26,754,493
Consumer Staples Distribution & Retail
Avita Pharmacy		Unitranche Second Amendment Incremental Term Loan	S+	5.25%	9.85%	10/10/2024	11/6/2025	25,270,484	25,270,484	25,270,484
									$25,270,484	$25,270,484
Construction & Engineering
A1 Garage Door Service		Unitranche Term Loan A	S+	4.75%	9.11%	10/10/2024	12/22/2028	4,753,733	4,753,733	4,753,733
Cumming Group		Unitranche 2023 Incremental Term Loan	S+	5.25%	9.50%	10/10/2024	11/16/2027	23,266,840	23,266,840	23,266,840
HR Green	(g)	Senior Secured First Amendment Term Loan	S+	5.25%	9.87%	10/10/2024	1/28/2030	5,757,111	5,635,771	5,757,111
National Trench Safety	(g)	Unitranche Initial Term Loan	S+	5.50%	9.93%	10/10/2024	12/3/2026	18,870,503	18,695,283	18,750,673
									$52,351,627	$52,528,357
Containers & Packaging
Novvia Group		Unitranche Incremental Term Loan	S+	6.00%	10.46%	10/10/2024	12/23/2026	25,782,521	25,782,521	25,782,521
									$25,782,521	$25,782,521
Diversified Consumer Services
Heritage Partners	(g)	Unitranche Term B Loan	S+	5.75%	10.26%	10/10/2024	12/22/2026	12,493,634	12,251,530	12,300,601
Heritage Partners	(g)	Senior Secured Delayed Draw Term Loan	S+	5.75%	10.26%	10/10/2024	12/22/2026	5,884,114	5,736,141	5,793,202
Kalkomey	(g)	Unitranche Initial Term Loan	S+	5.25%	9.58%	10/10/2024	6/18/2031	17,135,800	16,826,310	17,135,800
Ned Stevens		Unitranche Initial Term Loan	S+	5.50% - 6.50%	10.84%	10/10/2024	11/1/2029	15,264,401	15,264,401	15,264,401

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
Diversified Consumer Services (continued)
RotoCo	(g)	Unitranche Initial Term Loan	S+	5.50%	9.96%	10/10/2024	6/30/2028	14,089,493	14,053,258	13,406,875
RotoCo	(g)	Senior Secured Delayed Draw Term Loan	S+	5.50%	9.96%	10/10/2024	6/30/2028	44,898	44,768	42,724
									$64,176,408	$63,943,603
Energy Equipment & Services
Allied Power Group	(g)	Unitranche Initial Term Loan	S+	5.25%	9.74%	10/10/2024	5/16/2029	7,169,041	6,999,455	7,169,041
									$6,999,455	$7,169,041
Financial Services
AmpliFi	(g)	Senior Secured Initial Term Loan	S+	5.00%	9.36%	10/10/2024	4/23/2030	9,571,998	9,340,383	9,571,998
Cherry Bekaert		Unitranche Amendment No. 1 Term Loan	S+	5.25%	9.61%	10/10/2024	6/30/2028	12,559,722	12,559,722	12,559,722
Prime Pensions	(g)	Unitranche Initial Term Loan	S+	5.25%	9.76%	10/10/2024	2/26/2030	6,755,010	6,666,062	6,755,010
									$28,566,167	$28,886,730
Health Care Equipment & Supplies
USMed-Equip	(g)	Unitranche Second Amendment Term Loan	S+	5.75%	10.49%	10/10/2024	11/24/2026	25,338,498	25,199,949	25,338,498
Visor Buyer, Inc.	(g)	Unitranche Initial Term Loan	S+	6.50%	11.09%	10/10/2024	12/24/2029	6,105,428	6,043,858	6,035,509
									$31,243,807	$31,374,007
Health Care Providers & Services
MDpanel		Unitranche Initial Term Loan	S+	6.50%	10.88%	10/10/2024	8/2/2029	5,912,278	5,912,278	5,912,278
OrthoNebraska		Unitranche Initial Term Loan	S+	6.50%	10.93%	10/10/2024	7/31/2028	4,819,707	4,819,707	4,819,707
Shearwater Health		Senior Secured Term Loan A	S+	5.00%	9.48%	10/10/2024	9/30/2025	10,451,742	10,451,742	10,451,742
Summit Spine & Joint Centers		Senior Secured Sr. Secured First Lien	S+	5.00%	9.46%	10/10/2024	6/2/2027	17,719,496	17,719,496	17,719,496
									$38,903,223	$38,903,223
Hotels, Restaurants & Leisure
Taymax Group		Senior Secured 2022 Incremental Term Loan	S+	5.33% - 6.00%	9.87%	10/10/2024	7/31/2026	14,560,937	14,560,937	14,560,937
Taymax Group		Senior Secured Delayed Draw Term Loan	S+	5.33% - 6.00%	9.87%	10/10/2024	7/31/2026	8,101,218	8,101,218	8,101,218
									$22,662,155	$22,662,155

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
Insurance
SIAA (Alliance Holdings)		Unitranche Seventh Amendment Refinancing Term Loan	S+	6.25% - 6.75%	10.74%	10/10/2024	4/28/2028	18,224,599	18,224,599	18,224,599
SIAA (Alliance Holdings)		Senior Secured Delayed Draw Term Loan	S+	6.25% - 6.75%	10.74%	10/10/2024	4/28/2028	6,975,414	6,975,414	6,975,414
									$25,200,013	$25,200,013
Internet Software & Services
Power Digital		Unitranche Initial Term Loan	S+	5.75%	10.34%	10/10/2024	3/10/2028	11,269,968	11,269,968	11,269,968
Power Digital		Senior Secured Initial Delayed Draw Term Loan	S+	5.75%	10.34%	10/10/2024	3/10/2028	647,094	647,094	647,094
									$11,917,062	$11,917,062
IT Services
Goldensource		Unitranche Initial Term Loan	S+	5.25%	9.92%	10/10/2024	5/12/2028	8,214,836	8,214,836	8,214,836
Lighthouse		Unitranche Initial Term Loan	S+	5.00%	9.48%	10/10/2024	4/30/2027	21,576,210	21,576,210	21,576,210
									$29,791,046	$29,791,046
Media
Allyant	(g)(i)	Unitranche Additional 2021 Term A Loan	S+	5.50%	10.00%	10/10/2024	10/30/2026	22,982,482	22,938,897	22,982,482
									$22,938,897	$22,982,482
Professional Services
Foundation Source		Senior Secured Initial Term Loan	S+	5.00%	9.33%	10/10/2024	9/6/2030	13,605,567	13,605,567	13,605,567
Magna Legal Services		Senior Secured Initial Term Loan	S+	5.00%	9.46%	10/10/2024	11/22/2029	13,880,146	13,880,146	13,880,146
Magna Legal Services		Senior Secured Delayed Draw Term Loan	S+	5.00%	9.46%	10/10/2024	11/22/2029	3,885,716	3,885,716	3,885,716
									$31,371,429	$31,371,429
Software
AIA Contract Documents		Unitranche Term Loan	S+	5.25%	9.94%	10/10/2024	10/30/2026	19,454,772	19,454,772	19,454,772
Tribute Technology	(g)	Unitranche 2021 Term Loan	S+	5.50% - 6.50%	10.66%	10/10/2024	10/30/2028	15,171,291	15,169,353	15,171,291
Tribute Technology	(g)	Senior Secured Delayed Draw Term Loan	S+	5.50% - 6.50%	10.66%	10/10/2024	10/30/2028	3,400,631	3,400,188	3,400,631
Unison Global		Unitranche 2024-1 Repricing Term Loan	S+	5.00%	9.37%	10/10/2024	9/19/2028	14,926,422	14,926,422	14,926,422
									$52,950,735	$52,953,116

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
Trading Companies & Distributors
Industrial Service Group		Unitranche Initial Term Loan	S+	5.75%	10.34%	10/10/2024	12/7/2028	7,067,565	7,067,565	7,067,565
Industrial Service Group		Senior Secured Delayed Draw Term Loan	S+	5.75%	10.34%	10/10/2024	12/7/2028	3,679,859	3,679,859	3,679,859
									$10,747,424	$10,747,424
				Total APCF SPV I, LLC					$543,381,889	$544,216,451
Audax Private Credit Subsidiary, LLC
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS
Commercial Services & Supplies
Russell Landscape Group	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	5.50%	9.95%	10/10/2024	4/11/2030	1,317,465	$1,301,916	$1,317,465
Russell Landscape Group	(g)(h)	Senior Secured Revolving Loan	S+	5.50%	9.95%	10/10/2024	4/11/2030	213,940	208,627	213,940
SavATree		Unitranche Initial Term Loan	S+	5.00%	9.33%	10/10/2024	6/6/2031	868,692	868,692	868,692
SavATree	(h)	Senior Secured Delayed Draw Term Loan	S+	5.00%	9.33%	10/10/2024	6/6/2031	476,266	476,266	476,266
SavATree	(g)(h)	Senior Secured Revolving Credit Loan	S+	5.00%	9.33%	10/10/2024	6/6/2031	119,577	118,292	119,577
ScentAir		Senior Secured Revolving Loan	S+	5.25%	10.34%	10/10/2024	1/26/2026	1,565,413	1,565,413	1,565,413
									$4,539,206	$4,561,353
Construction & Engineering
A1 Garage Door Service	(h)	Senior Secured Closing Date Delayed Draw Term Loan	S+	4.75%	9.11%	10/10/2024	12/22/2028	1,661,041	1,661,041	1,661,041
Cumming Group	(g)(h)	Senior Secured 2023 Incremental Delayed Draw Term Loan	S+	5.25%	9.50%	10/10/2024	11/16/2027	3,016,610	3,011,195	3,016,610
Cumming Group	(h)	Senior Secured Revolving Loan	S+	5.25%	9.50%	10/10/2024	11/16/2027	314,944	314,944	314,944
National Trench Safety	(g)(h)	Senior Secured Revolving Loan	S+	5.50%	9.93%	10/10/2024	12/3/2026	1,519,317	1,504,071	1,509,670
									$6,491,251	$6,502,265
Containers & Packaging
Novvia Group	(h)	Senior Secured Initial Revolving Loan	S+	6.00%	10.46%	10/10/2024	12/23/2026	1,653,771	1,653,771	1,653,771
									$1,653,771	$1,653,771
Diversified Consumer Services
Heritage Partners	(g)(h)	Senior Secured Revolving Credit Loan	S+	5.75%	10.26%	10/10/2024	12/22/2026	2,446,670	2,419,208	2,408,868
Ned Stevens	(h)	Senior Secured 2023 Incremental Delayed Draw Term Loan	S+	5.50% - 6.50%	10.84%	10/10/2024	11/1/2029	2,498,591	2,498,591	2,498,591
RotoCo	(g)(h)	Senior Secured Initial Revolving Loan	S+	5.50%	9.96%	10/10/2024	6/30/2028	1,298,713	1,295,086	1,235,792
									$6,212,885	$6,143,251

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
Financial Services
Cherry Bekaert	(g)(h)	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	5.25%	9.61%	10/10/2024	6/30/2028	6,229,357	6,225,259	6,229,357
Prime Pensions	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	5.25%	9.76%	10/10/2024	2/26/2030	647,570	639,137	647,570
									$6,864,396	$6,876,927
Health Care Equipment & Supplies
USMed-Equip	(g)(h)	Senior Secured Revolving Credit Loan	S+	5.75%	10.49%	10/10/2024	11/24/2026	1,541,450	1,533,376	1,541,450
Visor Buyer, Inc.	(g)	Senior Secured Revolving Loan	S+	6.50%	11.09%	10/10/2024	12/22/2028	1,770,973	1,761,531	1,750,691
									$3,294,907	$3,292,141
Health Care Providers & Services
Hilco Vision	(g)	Senior Secured First Out Term Loan	S+	6.00% (3.00% Cash + 3.00% PIK)	10.50%	10/10/2024	9/6/2025	13,580,859	6,847,245	5,117,977
MDpanel	(h)	Senior Secured Delayed Draw Term Loan	S+	6.50%	10.88%	10/10/2024	8/2/2029	603,724	603,724	603,724
Summit Spine & Joint Centers		Senior Secured Revolving Credit Facility	S+	5.00%	9.46%	10/10/2024	6/2/2027	2,481,375	2,481,375	2,481,375
									$9,932,344	$8,203,076
Hotels, Restaurants & Leisure
Taymax Group	(g)(h)	Senior Secured Revolving Loan	S+	5.33% - 6.00%	9.87%	10/10/2024	7/31/2026	1,246,284	1,044,215	1,022,672
									$1,044,215	$1,022,672
Internet Software & Services
Power Digital	(h)	Senior Secured Initial Revolving Loan	S+	5.75%	10.34%	10/10/2024	3/10/2028	655,469	655,469	655,469
									$655,469	$655,469
IT Services
Goldensource	(h)	Senior Secured Revolving Loan	S+	5.25%	9.92%	10/10/2024	5/12/2028	838,258	838,258	838,258
									$838,258	$838,258
Professional Services
Dwellworks	(g)	Senior Secured Initial Term Loan	S+	6.50%	10.98%	10/10/2024	3/31/2027	10,438,717	7,380,215	10,438,717
Dwellworks (Tranche B-1)	(g)	Senior Secured Tranche B1	Fixed -18.00%	(Cash 9.00%, PIK 9.00%)	10.98%	10/10/2024	3/31/2027	5,568,956	3,973,959	287,327
Foundation Source	(h)	Senior Secured Delayed Draw Term A Loan	S+	5.00%	9.33%	10/10/2024	9/6/2030	2,925,025	2,915,475	2,925,025
									$14,269,649	$13,651,069

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
Software
Tribute Technology	(g)(h)	Senior Secured Revolving Credit Loan	S+	5.50% - 6.50%	10.66%	10/10/2024	10/30/2028	848,464	848,409	848,464
Unison Global	(h)	Senior Secured Delayed Draw Term Loan	S+	5.00%	9.37%	10/10/2024	9/19/2028	613,854	613,854	613,854
									$1,462,263	$1,462,318
Trading Companies & Distributors
Industrial Service Group	(h)	Senior Secured Revolving Loan	S+	5.75%	10.34%	10/10/2024	12/7/2028	1,298,124	1,298,124	1,298,124
									$1,298,124	$1,298,124
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (j)
Aerospace & Defense
Blue Raven Solutions		Class A Units						1,374,300	—	—
									$—	$—
Commercial Services & Supplies
ScentAir		Class A Units						858,937	806,166	814,332
									$806,166	$814,332
Construction & Engineering
A1 Garage Door Service		Class A Common Units						781	1,368,519	1,654,183
National Trench Safety		Common Units						7,161	642,983	542,945
									$2,011,502	$2,197,128
Consumer Staples Distribution & Retail
Avita Pharmacy		Class A Common Units						1,273,295	471,761	1,032,709
Avita Pharmacy		Preferred Units						1,187,627	1,705,127	1,791,450
Avita Pharmacy		Junior Preferred Units						22,654	27,131	28,236
									$2,204,019	$2,852,395
Diversified Consumer Services
Ned Stevens		Class A Capital Units						1,737	1,902,090	1,878,708
									$1,902,090	$1,878,708
Energy Equipment & Services
Allied Power Group		Class A Units						400,281	400,281	516,362
									$400,281	$516,362

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (j) (continued)
Food Products
Florida Food Products	Common Units						1,536,658	1,530,282	1,257,386
								$1,530,282	$1,257,386
Health Care Equipment & Supplies
USMed-Equip	Common Units						13,738	1,010,898	1,208,102
Visor Buyer, Inc.	Class A Preferred Units						5,699	291,352	240,544
								$1,302,250	$1,448,646
Health Care Providers & Services
Hilco Vision	Preferred Units						515,362	—	—
Hilco Vision	Senior Preferred Units						50,706	—	—
MDpanel	Class A Units						764,074	735,554	721,055
Shearwater Health	Class A Common Stock						687	2,072,203	2,105,085
Summit Spine & Joint Centers	Class A Units						1,488,825	3,232,016	4,420,005
								$6,039,773	$7,246,145
Insurance
SIAA (Alliance Holdings)	Common Units						7,635	1,162,945	1,203,878
								$1,162,945	$1,203,878
Internet Software & Services
Power Digital	Class L Common Units						81,934	852,220	924,955
								$852,220	$924,955
IT Services
Goldensource	Class A Membership Interests						327,445	441,589	723,460
Lighthouse	LP Interests						3,519	7,450,164	9,280,900
Voyatek	Class C LP Units						1,337	404,003	399,645
								$8,295,756	$10,404,005

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

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Industry	Bank Loans Fair Value	% of NAV
Aerospace & Defense	$10,892,417	3.2%
Capital Markets	25,086,848	7.4%
Commercial Services & Supplies	31,315,846	9.2%
Construction & Engineering	59,030,622	17.3%
Consumer Staples Distribution & Retail	25,270,484	7.4%
Containers & Packaging	27,436,292	8.1%
Diversified Consumer Services	70,086,854	20.6%
Energy Equipment & Services	7,169,041	2.1%
Financial Services	35,763,657	10.5%
Health Care Equipment & Supplies	34,666,148	10.2%
Health Care Providers & Services	47,106,299	13.8%
Hotels, Restaurants & Leisure	23,684,827	7.0%
Insurance	25,200,013	7.4%
Internet Software & Services	12,572,531	3.7%
IT Services	30,629,304	9.0%
Media	22,982,482	6.8%
Professional Services	45,022,498	13.2%
Software	54,415,434	16.0%
Trading Companies & Distributors	12,045,548	3.5%
Total	$600,377,145	176.4%

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(Expressed in U.S. Dollars)

Industry	Common and Preferred Equity Fair Value	% of NAV
Commercial Services & Supplies	$1,315,202	0.4%
Construction & Engineering	2,197,128	0.6%
Consumer Staples Distribution & Retail	2,852,395	0.8%
Containers & Packaging	635,716	0.2%
Diversified Consumer Services	3,395,349	1.0%
Energy Equipment & Services	516,362	0.1%
Financial Services	2,012,483	0.6%
Food Products	1,257,386	0.4%
Health Care Equipment & Supplies	1,448,646	0.4%
Health Care Providers & Services	7,697,562	2.3%
Hotels, Restaurants & Leisure	2,637,034	0.8%
Insurance	1,203,878	0.3%
Internet Software & Services	924,955	0.3%
IT Services	10,404,005	3.1%
Media	1,253,627	0.4%
Professional Services	3,961,954	1.2%
Software	5,883,820	1.7%
Trading Companies & Distributors	1,000,119	0.3%
Total	$50,597,621	14.9%

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

As of December 31, 2025 and December 31, 2024, APCF SPV I, LLC (the “SPV”), Audax Private Credit Subsidiary, LLC, and APCF Equity, LLC, Delaware limited liability companies (the “Subsidiaries”), are wholly owned subsidiaries of the Fund that are consolidated. All intercompany balances and transactions have been eliminated in consolidation. The SPV is the borrower under the Fund’s Leverage Facility as discussed in Note 8 — Commitments and Contingencies.

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

Cash and Cash Equivalents

Cash is stated at cost and cash equivalents are stated at fair value. The Fund considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at December 31, 2025 and December 31, 2024. The cash was not subject to any restrictions on withdrawal.

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

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Fund’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Fund will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Fund will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of December 31, 2025, the Fund had 8 investments across 3 issuers on non-accrual, which represented 4.38% and 3.04% of the Fund's cost and fair market value, respectively. As of December 31, 2024, the Fund had no investments on non-accrual.

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

As of December 31, 2025, the Fund held 3 investments that had a PIK interest component. As of December 31, 2024, the Fund held 3 investments that had a PIK interest component. For the year ended December 31, 2025 and the period from October 10, 2024 (commencement of operations) to December 31, 2024, the Fund accrued PIK income in the amount of $1,015,824 and $222,671, and recorded settlement on previously receivable cash interest in the form of additional securities in the amount of $1,055,972 and $0, respectively.

As of December 31, 2025 and December 31, 2024, the Fund held $35,353,403 and $31,592,264 cash and cash equivalents. For the year ended December 31, 2025 and the period from October 10, 2024 (commencement of operations) to December 31, 2024, the Fund did not earn interest income related to cash.

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

New Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Fund adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

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

As of December 31, 2025, $863,695,606 of the Fund’s investments were valued using unobservable inputs, and $86,128,835 were valued using observable inputs. During the year ended December 31, 2025, there were no transfers into or out of Level 3.

As of December 31, 2024, $650,974,766 of the Fund’s investments were valued using unobservable inputs, and there were no investments valued using observable inputs.

The following tables present the Fund’s investments carried at fair value as of December 31, 2025 and December 31, 2024, by caption on the Fund’s accompanying Consolidated Statements of Assets and Liabilities and by security type.

	Fair Value of Assets as of December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
Unitranche Debt	$—	$21,320,806	$567,732,131	$589,052,937
First Lien Debt	—	64,808,029	230,306,745	295,114,774
Second Lien Debt	—	—	5,141,793	5,141,793
Equity and Preferred Shares	—	—	60,514,937	60,514,937
Total	$—	$86,128,835	$863,695,606	$949,824,441

	Fair Value of Assets as of December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
Unitranche Debt	$—	$—	$487,531,141	$487,531,141
First Lien Debt	—	—	112,846,004	112,846,004
Equity and Preferred Shares	—	—	50,597,621	50,597,621
Total	$—	$—	$650,974,766	$650,974,766

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Fund’s investments as of December 31, 2025.

December 31, 2025
	Fair Value	Valuation Approach	Unobservable Inputs (1)	Range	Weighted Average(3)
Unitranche Debt	$433,333,738	Analysis of trend in leverage	Maturity Modified Market Yield(2)	5.15% - 8.65%	7.12%
Unitranche Debt	26,151,725	Total Enterprise Value	EBITDA Multiple	8.75x - 10.50x	9.09x
Unitranche Debt	70,308,389	Matrix Pricing	Senior Leverage	3.87x - 6.58x	5.63x
			Total Leverage	3.87x - 6.63x	5.69x
			Interest Coverage	1.39x - 2.27x	1.72x
			Debt Service Coverage	1.01x - 1.69x	1.37x
			TEV Coverage	1.60x - 2.46x	1.90x
			Liquidity	100.00% - 175.83%	116.29%
			Spread Comparison	400bps - 600bps	504bps
First Lien Debt	82,960,396	Analysis of trend in leverage	Maturity Modified Market Yield(2)	5.97% - 8.55%	7.10%
First Lien Debt	11,353,306	Total Enterprise Value	EBITDA Multiple	6.00x - 9.00x	6.52x
First Lien Debt	119,448,975	Matrix Pricing	Senior Leverage	2.43x - 6.50x	4.36x
			Total Leverage	2.43x - 6.50x	4.44x
			Interest Coverage	1.17x - 4.68x	2.30x
			Debt Service Coverage	1.06x - 3.42x	1.76x
			TEV Coverage	2.00x - 5.75x	2.93x
			Liquidity	1.13% - 227.00%	110.67%
			Spread Comparison	375bps - 550bps	478bps
Second Lien Debt	5,141,793	Total Enterprise Value	EBITDA Multiple	10.5x	10.5x
Equity and Preferred Shares	59,650,906	Total Enterprise Value	EBITDA Multiple	6.00x - 19.50x	14.19x
	$808,349,228

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

The table does not include $55,346,378 of other investments, which are valued at the purchase price.

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Fund’s investments as of December 31, 2024.

December 31, 2024
	Fair Value	Valuation Approach	Unobservable Input	Range	Weighted Average(2)
Unitranche	$487,531,141	Analysis of trend in leverage	Maturity Modified Market Yield(1)	6.09% - 11.67%	8.50%
First Lien Debt	$97,001,983	Analysis of trend in leverage	Maturity Modified Market Yield(1)	5.28% - 9.12%	7.67%
First Lien Debt	15,844,021	Total Enterprise Value	EBITDA Multiple	7.00x - 9.50x	7.81x
Equity and Preferred Shares	50,597,621	Market Comparables	EBITDA Multiple	8.00x - 21.25x	14.48x
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

The following table provides the changes in fair value, broken out by security type, during the year ended December 31, 2025 for all investments for which the Fund determines fair value using unobservable (Level 3) factors.

Year Ended December 31, 2025	Unitranche Debt	First Lien Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2024	$487,531,141	$112,846,004	$—	$50,597,621	$650,974,766
Transfers between investment types	(737,678)	(6,968,890)	5,718,231	1,988,337	—
Net realized gain(a)	85,392	13,186	—	2,797,815	2,896,393
Net unrealized (depreciation) appreciation(b)	(10,667,040)	1,547,720	(1,830,889)	6,130,036	(4,820,173)
New investments, repayments and settlements:(c)
Purchase of investments	213,378,734	161,784,044	1,570,097	8,611,621	385,344,496
Proceeds from disposition and repayments of investments	(123,249,872)	(40,043,722)	(457,572)	(9,610,493)	(173,361,659)
Net amortization of premiums, PIK, discounts and fees	1,391,454	1,128,403	141,926	—	2,661,783
Fair Value as of December 31, 2025	$567,732,131	$230,306,745	$5,141,793	$60,514,937	$863,695,606

(a)
Included in net realized gain on the accompanying Consolidated Statements of Operations for the year ended December 31, 2025.
(b)
Included in net change in unrealized depreciation on the accompanying Consolidated Statements of Operations for the year ended December 31, 2025.
(c)
Included increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the cost basis of investments resulting from principal repayments or sales, amortization of premiums and acquisition costs and other cost-basis adjustments.

There were no Level 3 transfers during the year ended December 31, 2025.

As reflected on the Consolidated Statements of Operations, the change in unrealized value attributable to investments still held at December 31, 2025 was $(4,775,390).

The following table provides the changes in fair value, broken out by security type, during the period from October 10, 2024 (commencement of operations) to December 31, 2024 for all investments for which the Fund determines fair value using unobservable (Level 3) factors.

Period Ended December 31, 2024	Unitranche Debt	First Lien Debt	Equity and Preferred Shares	Total
Fair Value as of October 10, 2024	$—	$—	$—	$—
Net realized gain (loss)(a)	3,738	10,547	(807,020)	(792,735)
Net unrealized (depreciation) appreciation(b)	304,138	(1,865,620)	6,504,593	4,943,111
New investments, repayments and settlements:(c)
Purchase of investments	515,891,782	114,789,955	45,642,367	676,324,104
Proceeds from disposition and repayments of investments	(28,862,274)	(325,561)	(742,319)	(29,930,154)
Net amortization of premiums, PIK, discounts and fees	193,757	236,683	—	430,440
Fair Value as of December 31, 2024	$487,531,141	$112,846,004	$50,597,621	$650,974,766

(a)
Included in net realized gain on the accompanying Consolidated Statements of Operations for the period from October 10, 2024 (commencement of operations) to December 31, 2024.
(b)
Included in net change in unrealized depreciation on the accompanying Consolidated Statements of Operations for the period from October 10, 2024 (commencement of operations) to December 31, 2024.
(c)
Included increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the cost basis of investments resulting from principal repayments or sales, amortization of premiums and acquisition costs and other cost-basis adjustments.

There were no Level 3 transfers during the period from October 10, 2024 (commencement of operations) to December 31, 2024.

The following tables outline the Fund’s investments by security type as of December 31, 2025 and December 31, 2024.

	December 31, 2025
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Unitranche Debt	$599,376,770	63.11%	$589,052,937	62.02%
First Lien Debt	295,418,678	31.11%	295,114,774	31.07%
Second Lien Debt	6,980,953	0.74%	5,141,793	0.54%
Equity and Preferred Shares	47,880,319	5.04%	60,514,937	6.37%
Total Investments	$949,656,720	100.00%	$949,824,441	100.00%

	December 31, 2024
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Unitranche Debt	$487,227,004	75.42%	$487,531,141	74.89%
First Lien Debt	114,711,623	17.76%	112,846,004	17.34%
Equity and Preferred Shares	44,093,028	6.82%	50,597,621	7.77%
Total Investments	$646,031,655	100.00%	$650,974,766	100.00%

Investments at fair value were included in the following geographic regions of the United States as of December 31, 2025 and December 31, 2024.

	December 31, 2025		December 31, 2024
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$250,549,018	26.4%	$184,011,379	28.3%
Midwest	158,701,692	16.7%	64,948,603	10.0%
West	121,931,251	12.8%	63,940,988	9.8%
East	113,622,924	12.0%	50,124,473	7.7%
Southeast	113,616,930	11.9%	149,899,881	23.0%
Southwest	101,377,719	10.7%	82,956,224	12.8%
Northwest	36,002,045	3.8%	30,857,110	4.7%
South	30,223,981	3.2%	—	0.0%
Canada(1)	23,798,881	2.5%	24,236,108	3.7%
Total Investments	$949,824,441	100.0%	$650,974,766	100.0%
(1)
The company headquarters for Allyant is located in Canada.

The geographic region indicates the location of the headquarters of the Fund’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Fund’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2025:

For the Fiscal Years Ending December 31	Amount
2026	$70,597,320
2027	89,770,017
2028	146,443,086
2029	94,658,765
2030	190,129,108
Thereafter	323,882,256
Total contractual repayments	$915,480,552
Adjustment to cost basis on debt investments (a)	(13,704,151)
Total Cost Basis of Debt Investments Held at December 31, 2025:	$901,776,401

(a)
Adjustments to cost basis related to unamortized balance of market discount on investments.

The following table summarizes the contractual principal repayments and maturity of the Fund’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2024:

For the Fiscal Years Ending December 31	Amount
2025	$49,303,085
2026	185,931,107
2027	84,383,146
2028	141,059,486
Thereafter	154,957,586
Total contractual repayments	$615,634,410
Adjustment to cost basis on debt investments (a)	(13,695,783)
Total Cost Basis of Debt Investments Held at December 31, 2024:	$601,938,627

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

For the For the year ended December 31, 2025 and the period from October 10, 2024 (commencement of operations) to December 31, 2024, the Fund recorded Management Fees of $4,782,921 and $1,413,314, respectively, and waivers to the Management Fees of $973,233 and $477,471, respectively, as set forth within the accompanying Consolidated Statements of Operations. As of December 31, 2025, Management Fees payable was $1,392,622 and is included in Payable to Adviser on the Consolidated Statements of Assets and Liabilities.

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

For the year ended December 31, 2025 and the period from October 10, 2024 (commencement of operations) to December 31, 2024, the Fund recorded incentive fees related to net investment income of $2,973,432 and $0, respectively. No incentive fees related to capital gains were incurred during the year ended December 31, 2025 and the period from October 10, 2024 (commencement of operations) to December 31, 2024.

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

For the year ended December 31, 2025 and the period from October 10, 2024 (commencement of operations) to December 31, 2024, the Administrator elected to not charge administration fees of up to 0.20% of the net asset value of the Fund.

Prior to conversion to a BDC, the limited partners of the Partnership (the “Limited Partners”) were subject to a quarterly administration fee of 0.025% of the average aggregate asset value of the Partnership for administration services. The calculation for any period other than a full calendar year was adjusted on a pro-rata basis according to the actual number of days in such period. In accordance with the agreement of the Partnership, the Fund accrued administrative fees of $185,997 and $151,360, respectively, for the year ended December 31, 2025 and the period from October 10, 2024 (commencement of operations) to December 31, 2024, as set forth within the accompanying Consolidated Statements of Operations.

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

Note 5. Net Increase in Net Assets Resulting from Operations Per Share

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Fund’s limited liability company interests, par value $0.001 per share (the “Shares”), for the period commencing April 10, 2025 (Conversion) through December 31, 2025:

For the Period from April 10, 2025 (Conversion) to December 31, 2025
Numerator for basic and diluted net increase in net assets resulting from operations per Share	$20,793,503
Denominator for basic and diluted weighted average Shares	15,876,104
Basic and diluted net increase in net assets resulting from operations per Share	$1.31

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

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. As of December 31, 2025 and December 31, 2024, the Fund did not have any unrecognized tax benefits in the consolidated financial statements; nor is the Fund aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

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

As of December 31, 2025, the Fund’s consolidated subsidiary, APCF Equity, LLC is expected to have a deferred tax liability due to net unrealized gains. As a result, the Fund has a deferred tax liabilities of $1,017,037 as presented on the Consolidated Statements of Assets and Liabilities. As of December 31, 2024, there were no deferred tax assets related to APCF Equity, LLC. The deferred tax asset valuation allowance, if applicable, has been determined pursuant to the provisions of ASC Topic 740, including the Fund’s estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. During the year ended December 31, 2025 and the period from October 10, 2024 (commencement of operations) to December 31, 2024, no tax expenses and no interest and penalties were incurred.

The Fund had aggregate distributions declared to its stockholders for the year ended December 31, 2025 of $27,896,912, or $1.18 per share, of which $7,373,591 remains payable to shareholders as presented on the Consolidated Statements of Assets and Liabilities. The tax character of the distributions declared represented $27,896,912, or $1.18 per share from ordinary income and $0 from tax return of capital.

The Fund had no aggregate distributions declared or paid to its stockholders for the period from October 10, 2024 (commencement of operations) to December 31, 2024.

GAAP require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. For the year ended December 31, 2025 and 2024, the Fund recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the Consolidated Statements of Assets and Liabilities. During the year ended December 31, 2025 and 2024, the Fund reclassified for book purposes amounts arising from permanent book/tax differences primarily related to the Conversion from a limited partnership to a limited liability company and redesignation of accumulated earnings prior to the Conversion Effective Date.

Year Ended December 31, 2025
Capital in excess of par value	$13,151,292
Accumulated net investment income	(11,544,325)
Accumulated net realized gain (loss)	(1,606,967)

At December 31, 2025 and 2024, the components of distributable taxable earnings as detailed below differ from the amounts reflected in the Fund’s Consolidated Statements of Assets and Liabilities by temporary book/tax differences primarily arising from amortization of organizational expenditures and partnership investments.

As of December 31, 2025
Other temporary book/tax differences	$1,404,465
Net tax basis unrealized depreciation	(849,495)
Accumulated net realized loss	476,787
Components of tax distributable (deficit) earnings at period end	$1,031,757

Certain losses incurred by the Fund after October 31 of a taxable year are deemed to arise on the first business day of the Fund’s next taxable year. The Fund did not incur such losses after October 31 of the Fund’s taxable year ended December 31, 2025.

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the Fund. As of December 31, 2025, the Fund has long-term capital loss carryforward of $0. The Fund has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Fund for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Fund has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Fund’s U.S. federal tax returns for fiscal years 2025 and 2024 remain subject to examination by the Internal Revenue Service. The Fund records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the years ended December 31, 2025 and 2024, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

Effective April 10, 2025, the Fund has the authority to issue an unlimited number of Shares. A shareholder shall have no liability in excess of its obligation to pay the purchase price for its Shares. For the period April 10, 2025 (Conversion) through December 31, 2025, Share transaction activity is as follows:

	For the Period April 10, 2025 (Conversion) through December 31, 2025
Shares Issuance Date	Number of Shares	Aggregate Offering Proceeds
April 10, 2025 - initial conversion to unitized LLC	13,601,381	$340,034,511
June 12, 2025 - contributions during the period	1,385,809	35,000,000
August 1, 2025 - contributions during the period	893,212	22,500,000
September 1, 2025 - contributions during the period	768,927	19,500,000
November 3, 2025 - contributions during the period	1,265,416	31,500,000
December 1, 2025 - contributions during the period	519,231	13,000,000
Net increases	18,433,976	$461,534,511

The number of Shares issued and outstanding as of December 31, 2025 and December 31, 2024, were 18,433,976 and 0, respectively.

Investor Commitments

The following table summarizes the total capital commitments and unfunded capital commitments of Shares as of December 31, 2025 and December 31, 2024:

	As of December 31, 2025		As of December 31, 2024
	Capital Commitments	Unfunded Capital Commitments (1)	Capital Commitments	Unfunded Capital Commitments
Shares	$632,176,768	$184,391,869	$373,737,374	$47,452,475
Total	$632,176,768	$184,391,869	$373,737,374	$47,452,475
(1)
Limited Partners that had uncalled capital prior to the Conversion may have their unfunded capital commitments called, alongside monthly subscriptions or intra-month, during the 12-months following the Conversion. As of December 31, 2025, the unfunded capital commitments that may be called from these partners totaled $184,391,869.

The following table details the activity of Shareholders’ Equity for the year ended December 31, 2025:

Year Ended December 31, 2025	Partners' Capital	Shares at Par Value	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Shareholders' Equity
Balance as of December 31, 2024	$340,294,184	$—	$—	$—	$340,294,184
Conversion to unitized LLC	(340,034,511)	13,601	340,020,910	—	—
Net investment income	(259,673)	—	—	31,243,189	30,983,516
Net realized gain from investment transactions	—	—	(598,321)	3,477,907	2,879,586
Net change in unrealized appreciation on investments	—	—	—	(4,775,390)	(4,775,390)
Net change in deferred income tax	—	—	—	(1,017,037)	(1,017,037)
Issuance of Shares	—	4,833	121,495,167	—	121,500,000
Distribution to Shareholders	—	—	—	(27,896,912)	(27,896,912)
Balance as of December 31, 2025	$—	$18,434	$460,917,756	$1,031,757	$461,967,947

Note 8. Commitments and Contingencies

Expense Support and Conditional Reimbursement

The Fund and the Adviser have entered into a Reimbursement Agreement. The Fund may be obligated to make a Reimbursement Payment to the Adviser for such expenses. As of December 31, 2025, the Fund did not have an obligation to repay expense support to the Adviser and did not record a liability on the Consolidated Statements of Assets and Liabilities. Refer to Note 4 — Related Party Transactions for more information on the Reimbursement Agreement.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s Inception:

For the Period Ended	Expense Payments by the Adviser	Reimbursement Payments to the Adviser	Cumulative Unreimbursed Expenses
December 31, 2024	$2,439,409	$(406,568)	$2,032,841
March 31, 2025	—	—	2,032,841
June 30, 2025	2,429,382	—	4,462,223
September 30, 2025	378,636	(537,873)	4,302,986
December 31, 2025	131,290	—	4,434,276
Total	$5,378,717	$(944,441)	$4,434,276

During the year ended December 31, 2025, the Fund incurred expenses of $2,939,308 related to the Reimbursement Agreement, all of which was paid by the Adviser and which may be reimbursed by the Fund at a later date and is in the accompanying Consolidated Statements of Operations.

Borrowings Under Leverage Facility

On October 10, 2024, the SPV entered into a Loan and Servicing Agreement (“LSA”) with Wells Fargo Bank, National Association (the “Leverage Facility”). The LSA allows for an advance of up to $500,000,000 for loans acquired by the SPV. On September 30, 2025, the SPV executed an amendment to allow for an advance of up to $600,000,000. The Leverage Facility had a maturity date of October 10, 2029 and accrued interest at SOFR plus 2.15% through September 30, 2025. On September 30, 2025, the maturity date was extended to September 30, 2030 and the margin was decreased to SOFR plus 2.00%. The average rate for the outstanding loans as of December 31, 2025 and December 31, 2024 was 6.37% and 6.79%, respectively, and weighted average outstanding balance for the periods was $355,056,744 and $285,820,654, respectively. As of December 31, 2025 and December 31, 2024, the Fund had $489,741,435 and $340,592,475 outstanding on its Leverage Facility, net of deferred financing costs, which totaled $4,562,245 and $2,416,667, respectively. The Fund incurred interest expense of $23,840,797 and $3,503,024 during the year ended December 31, 2025 and the period from October 10, 2024 (commencement of operations) to December 31, 2024, respectively.

At December 31, 2025 and December 31, 2024, the carrying amount of the Fund’s secured borrowings approximated their fair value. The fair values of the Fund’s debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Fund’s borrowings is estimated based upon market interest rates for the Fund’s own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2025 Fund’s borrowings would be deemed to be Level 3, as defined in Note 3 — Investments.

Short-Term Borrowings

From time to time, the Fund finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Fund enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Consolidated Statements of Assets and Liabilities. The Fund uses repurchase agreements as a short-term financing alternative. As of December 31, 2025 and December 31, 2024, the Fund had no short-term borrowings outstanding. For the year ended December 31, 2025, the Fund recorded interest expense of $166,372 in connection with short-term borrowings and had average outstanding balances of short-term borrowings of $8,954,537. The Fund’s short term borrowings bore interest at a weighted average rate of 7.43% for the year ended December 31, 2025. For the period from October 10, 2024 (commencement of operations) through December 31, 2024 there was no interest expense.

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

Investment Commitments

The following table summarizes the Fund's significant contractual payment obligations as of December 31, 2025 and December 31, 2024:

Investment	Investment Type	Index	Spread	Interest Rate	Maturity	Industry	December 31, 2025	December 31, 2024
VC3	Senior Secured DDTL E	S+	5.10%	8.75%	3/12/2029	IT Services	$15,000,000	$—
Southeast Lineman Training Center	Senior Secured SLTC Delayed TL	S+	5.25%	8.90%	1/3/2030	Diversified Consumer Services	10,000,000	—
Steward Partners	Senior Secured Delayed Draw Term C Loan	S+	4.75%	8.40%	10/14/2028	Capital Markets	9,716,667	—
HeartLand	Senior Secured 2025 Incremental Delayed Draw Term Loan	S+	4.75%	8.40%	12/12/2029	Commercial Services & Supplies	6,092,431	—
Argano	Senior Secured Second Amendment Delayed Draw Term Loan	S+	5.50%	9.15%	9/13/2029	Internet Software & Services	5,000,000	—
Ascend Partner Services	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	4.50%	8.15%	8/11/2031	Financial Services	4,774,857	—
Alcresta	Senior Secured Delayed Draw Term Loan	S+	5.50%	9.15%	3/12/2031	Health Care Equipment & Supplies	4,457,239	—
Summit Spine & Joint Centers	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	3/25/2031	Health Care Providers & Services	3,787,313	—
Specialized Dental	Senior Secured Sixth Amendment Incremental Delayed Draw Term Loan	S+	4.75%	8.40%	11/1/2028	Health Care Providers & Services	3,644,860	—
Embark	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.15%	9/2/2032	Financial Services	3,600,000	—
Prime Pensions	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	2/26/2030	Financial Services	3,444,911	4,586,235
Lighthouse	Senior Secured Revolving Loan	S+	5.00%	8.65%	12/31/2029	Software	3,440,538	3,440,538
Kalkomey	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.65%	6/18/2031	Diversified Consumer Services	3,435,749	3,435,749
Vessco Water	Senior Secured 2025 Incremental DDTL	S+	4.50%	8.15%	7/24/2031	Water Utilities	3,158,722	—
Med Tech Solutions	Senior Secured Delayed Draw Term Loan	S+	5.25%	8.90%	6/3/2032	Health Care Technology	3,073,074	—
SavATree	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.65%	6/6/2031	Commercial Services & Supplies	3,000,000	—
Apex Service Partners	Senior Secured Third Amendment Incremental Delayed Draw Term Loan	S+	4.75%	8.40%	10/24/2030	Trading Companies & Distributors	3,000,000	—
HR Green	Senior Secured First Amendment Delayed-Draw Term Loan	S+	5.50%	9.15%	1/28/2030	Construction & Engineering	2,788,758	2,788,758
Kalkomey	Senior Secured Revolving Credit Loan	S+	5.00%	8.65%	6/18/2031	Diversified Consumer Services	2,748,599	2,748,599
Allyant	Senior Secured Revolving Loan	S+	6.00%	9.65%	10/30/2026	Media	2,576,812	2,576,812
Aprio	Senior Secured 2025 Incremental Delayed Draw Term Loan	S+	4.75%	8.40%	8/1/2031	Financial Services	2,500,000	—
USMed-Equip	Senior Secured Revolving Credit Loan	S+	5.75%	9.40%	5/24/2029	Health Care Equipment & Supplies	2,335,530	794,080
Cherry Bekaert	Senior Secured Revolving Credit Loan	S+	4.50%	8.15%	6/28/2030	Financial Services	2,331,260	2,331,260
Foundation Source	Senior Secured Revolving Loan	S+	5.00%	8.65%	9/6/2029	Financial Services	2,319,131	2,576,812
Capital Consultants Management Corporation	Senior Secured 2025 Acquisition Delayed Draw Term Loan	S+	4.75%	8.40%	11/3/2031	Commercial Services & Supplies	2,208,451	—
Eagle Fire	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.15%	7/15/2032	Commercial Services & Supplies	2,204,644	—
Clearway Pain Solutions	Senior Secured Tenth Amendment Delayed Draw Loan	S+	5.50%	9.15%	8/31/2030	Health Care Providers & Services	2,041,536	—
Riccobene Associates Family Dentistry	Senior Secured Initial Delayed Draw Term Loan	S+	4.75%	8.40%	10/31/2030	Health Care Providers & Services	1,977,808	—
SIAA (Alliance Holdings)	Senior Secured Revolving Loan (2025)	S+	4.75%	8.40%	4/30/2030	Insurance	1,908,750	1,908,750
Magna Legal Services	Senior Secured Revolving Loan	S+	5.00%	8.65%	11/22/2029	Professional Services	1,859,558	1,859,558
O6 Environmental	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	8/5/2032	Commercial Services & Supplies	1,854,756	—
PKWARE	Senior Secured Revolving Loan	S+	4.50%	8.15%	6/3/2030	Software	1,807,229	—
Summit Spine & Joint Centers	Senior Secured Revolving Loan	S+	4.75%	8.40%	3/25/2031	Health Care Providers & Services	1,780,037	—
Apex Service Partners	Senior Secured Second Amendment Incremental DDTL Loan	S+	4.75%	8.40%	10/24/2030	Trading Companies & Distributors	1,745,891	—
80/20	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.15%	12/13/2032	Machinery	1,714,286	—
FMG Suite	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	9/9/2032	Software	1,698,113	—
Taymax Group	Senior Secured Revolving Loan	S+	5.13%	8.78%	7/31/2026	Hotels, Restaurants & Leisure	1,664,338	712,093
Voeller Mixers	Senior Secured Initial Delayed Draw Term Loan	S+	4.75%	8.40%	11/25/2032	Machinery	1,627,907	—
O6 Environmental	Senior Secured Revolving Loan	S+	4.75%	8.40%	8/5/2032	Commercial Services & Supplies	1,622,911	—
Power Digital	Senior Secured Initial Revolving Loan	S+	5.00%	8.65%	3/11/2030	Internet Software & Services	1,597,705	1,392,871
Ned Stevens	Senior Secured Revolving Loan	S+	5.00%	8.65%	11/1/2028	Diversified Consumer Services	1,538,560	1,794,987
Gallo Mechanical	Senior Secured Initial Revolving Loan	S+	4.75%	8.40%	8/2/2032	Construction & Engineering	1,523,603	—

Investment	Investment Type	Index	Spread	Interest Rate	Maturity	Industry	December 31, 2025	December 31, 2024
Avalon	Senior Secured Revolving Credit	S+	4.50%	8.15%	12/31/2031	Health Care Technology	$1,500,000	$—
Clearway Pain Solutions	Senior Secured Revolving Loan	S+	5.50%	9.15%	8/31/2030	Health Care Providers & Services	1,457,398	—
Lindsay Precast	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	12/16/2032	Construction & Engineering	1,448,276	—
SavATree	Senior Secured Revolving Credit Loan	S+	5.00%	8.65%	6/6/2031	Commercial Services & Supplies	1,434,928	1,315,351
Steward Partners	Senior Secured Revolving Loan	S+	4.75%	8.40%	10/14/2028	Capital Markets	1,388,889	—
Certified Collision Group	Senior Secured Revolving Facility	S+	4.50%	8.15%	12/30/2032	Commercial Services & Supplies	1,353,791	—
Lindsay Precast	Senior Secured Incremental Revolving Loan	S+	4.75%	8.40%	12/16/2032	Construction & Engineering	1,327,586	—
Cumming Group	Senior Secured Revolving Loan	S+	4.75%	8.40%	11/16/2027	Construction & Engineering	1,312,265	997,322
Voeller Mixers	Senior Secured Revolving Loan	S+	4.75%	8.40%	11/25/2032	Machinery	1,302,326	—
Avita Pharmacy	Senior Secured Revolving Loan (2025)	S+	4.25%	7.90%	8/6/2030	Consumer Staples Distribution & Retail	1,269,231	—
RailPros	Senior Secured Delayed Draw Term Loan	S+	4.25%	7.90%	5/24/2032	Construction & Engineering	1,263,158	—
SupplyHouse	Senior Secured Revolving Credit Loan	S+	4.00%	7.65%	7/1/2032	Trading Companies & Distributors	1,250,000	—
Cerity Partners	Senior Secured Initial Revolving Loan	S+	4.50%	8.15%	7/28/2031	Capital Markets	1,237,164	1,472,815
Merchant Industry & Valor PayTech	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	9/19/2031	Financial Services	1,223,671	—
AmpliFi	Senior Secured Revolving Loan	S+	5.00%	8.65%	4/23/2030	Financial Services	1,202,512	1,202,512
Allied Power Group	Senior Secured Revolving Credit Loan	S+	5.00%	8.65%	5/16/2030	Energy Equipment & Services	1,200,844	1,200,844
Gallo Mechanical	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	8/2/2032	Construction & Engineering	1,172,002	—
80/20	Senior Secured Revolving Loan	S+	4.50%	8.15%	12/13/2032	Machinery	1,142,857	—
Industrial Electric Manufacturing	Senior Secured Amendment No. 1 DDTL Facility	S+	4.50%	8.15%	12/3/2031	Electrical Equipment	1,137,160	—
AGS Health	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.15%	8/2/2032	Health Care Technology	1,136,400	—
APT Healthcare	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.65%	9/30/2031	Health Care Providers & Services	1,111,111	—
APT Healthcare	Senior Secured Initial Revolving Credit Loan	S+	5.00%	8.65%	9/30/2031	Health Care Providers & Services	1,111,111	—
Levata	Senior Secured Sixteenth Amendment Incremental Delayed Draw Term Loan	S+	5.00%	8.65%	12/21/2027	Trading Companies & Distributors	1,104,449	-
Prime Pensions	Senior Secured Revolving Credit	S+	4.75%	8.40%	2/26/2030	Financial Services	1,047,086	1,047,086
FMG Suite	Senior Secured Revolving Loan	S+	4.75%	8.40%	9/9/2032	Software	1,018,868	—
Apex Companies	Senior Secured Fourth Amendment Delayed Draw Term Loan	S+	5.00%	8.65%	1/31/2030	Commercial Services & Supplies	1,000,000	—
Brown & Root	Senior Secured Revolving Loan	S+	5.00%	8.65%	10/3/2030	Commercial Services & Supplies	964,286	—
Sequel Ortho (fka OrthoNebraska)	Senior Secured Revolving Loan	S+	5.00%	8.65%	7/31/2028	Health Care Providers & Services	945,045	659,331
Eagle Fire	Senior Secured Initial Revolving Loan	S+	4.50%	8.15%	7/15/2032	Commercial Services & Supplies	942,308	—
Med Tech Solutions	Senior Secured Revolving Loan	S+	5.25%	8.90%	6/3/2032	Health Care Technology	921,922	—
Unison Global	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.65%	9/19/2028	Software	913,146	913,146
AIA Contract Documents	Senior Secured Revolving Loan	S+	4.75%	8.40%	7/2/2031	Software	909,092	—
Tronair 2025	Senior Secured Revolving Loan	S+	3.75%	7.40%	12/22/2032	Aerospace & Defense	900,000	—
Embark	Senior Secured Revolving Credit Loan	S+	4.50%	8.15%	9/2/2032	Financial Services	864,000	—
HeartLand	Senior Secured Revolving Credit Loan	S+	4.75%	8.40%	12/12/2029	Commercial Services & Supplies	863,533	—
Aptive Environmental	Senior Secured Initial Revolving Loan	S+	4.75%	8.40%	10/15/2032	Diversified Consumer Services	852,713	—
Riccobene Associates Family Dentistry	Senior Secured Initial Revolving Loan	S+	4.75%	8.40%	10/31/2030	Health Care Providers & Services	852,503	—
National Trench Safety	Senior Secured Revolving Loan	S+	5.50%	9.15%	12/3/2028	Construction & Engineering	812,883	283,502
PlayPower 2025	Senior Secured Revolving Loan	S+	5.25%	8.90%	10/29/2030	Leisure Products	795,692	—
A1 Garage Door Service	Senior Secured Revolving Loan	S+	4.50%	8.15%	12/22/2028	Construction & Engineering	788,740	788,740
Denali Water Solutions 2025	Senior Secured Revolving Loan	S+	4.75%	8.40%	11/19/2032	Commercial Services & Supplies	735,577	—
Novvia Group	Senior Secured Initial Refinancing Revolving Loan	S+	5.25%	8.90%	1/31/2032	Containers & Packaging	731,210	—
Aprio	Senior Secured 2025 Incremental Delayed Draw Term Loan	S+	4.75%	8.40%	8/1/2031	Financial Services	687,753	—
MDpanel	Senior Secured Revolving Credit Loan	S+	6.50%	10.15%	8/2/2029	Health Care Providers & Services	680,354	680,354
VaxCare	Senior Secured Revolving Credit Loan	S+	4.50%	8.15%	6/17/2032	Health Care Technology	666,667	—
RailPros	Senior Secured Revolving Loan	S+	4.25%	7.90%	5/24/2032	Construction & Engineering	662,309	—
Leaf Home	Senior Secured Revolving Credit Loan	S+	5.25%	8.90%	9/4/2031	Building Products	660,000	—
Legacy Service Partners	Senior Secured Tenth Amendment Delayed Draw Term Loan	S+	4.50%	8.15%	11/10/2031	Construction & Engineering	659,217	—
Palmdale Oil	Senior Secured Closing Date Delayed Draw Term Loan	S+	4.75%	8.40%	12/12/2031	Oil, Gas & Consumable Fuels	652,174	—
AGS Health	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.15%	8/2/2032	Health Care Technology	625,050	—
Specialized Dental	Senior Secured Fifth Amendment Revolver	S+	4.75%	8.40%	11/1/2028	Health Care Providers & Services	607,477	—
GoldenSource	Senior Secured Revolving Loan	S+	4.75%	8.40%	5/12/2028	IT Services	602,498	471,520
Industrial Service Group	Senior Secured Revolving Loan	S+	5.75%	9.40%	12/7/2028	Trading Companies & Distributors	596,839	193,973
Vessco Water	Senior Secured Revolving Loan	S+	4.50%	8.15%	7/24/2031	Water Utilities	592,308	—

Investment	Investment Type	Index	Spread	Interest Rate	Maturity	Industry	December 31, 2025	December 31, 2024
Precision Concepts	Senior Secured Revolving Credit Loan	S+	4.75%	8.40%	8/2/2032	Containers & Packaging	$564,714	$—
SavATree	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.65%	6/6/2031	Commercial Services & Supplies	549,313	3,488,723
Tribute Technology	Senior Secured Revolving Credit Loan	S+	6.50%	10.15%	10/30/2028	Software	518,506	801,327
Novvia Group	Senior Secured 2025 Delayed Draw Term Loan	S+	5.25%	8.90%	1/31/2032	Containers & Packaging	508,280	—
R.F. Fager	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.65%	3/4/2030	Trading Companies & Distributors	501,088	—
Dun & Bradstreet	Senior Secured Revolving Credit Loan	S+	5.50%	9.15%	8/26/2032	Internet Software & Services	500,000	—
Mitratech	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	12/2/2031	Software	458,716	—
RotoCo	Senior Secured Initial Revolving Loan	S+	5.50%	9.15%	6/30/2028	Diversified Consumer Services	451,045	762,736
Aptive Environmental	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	10/15/2032	Diversified Consumer Services	426,357	—
Alcresta	Senior Secured Revolving Credit	S+	5.50%	9.15%	3/12/2031	Health Care Equipment & Supplies	419,176	—
AGS Health	Senior Secured Tranche A Revolving Credit Loan	S+	4.50%	8.15%	8/2/2032	Health Care Technology	397,800	—
Trace3 2025	Senior Secured Delayed Draw Term B Loan	S+	4.00%	7.65%	10/29/2032	IT Services	380,952	—
Mitratech	Senior Secured Revolving Loan	S+	4.75%	8.40%	12/2/2031	Software	366,972	—
R.F. Fager	Senior Secured Revolving Loan	S+	5.00%	8.65%	3/4/2030	Trading Companies & Distributors	294,199	—
Innovative XCessories & Services	Senior Secured 2025 Refinancing Term Loan	S+	5.50%	9.15%	9/5/2029	Automobile Components	284,998	—
Russell Landscape Group	Senior Secured Revolving Loan	S+	5.50%	9.15%	4/11/2030	Commercial Services & Supplies	282,401	427,881
Merchant Industry & Valor PayTech	Senior Secured Revolving Loan	S+	4.75%	8.40%	9/19/2031	Financial Services	252,938	—
Hilco Vision	Senior Secured Revolving Loan	S+	0.00%	9.67%	4/21/2030	Health Care Providers & Services	251,665	—
AGS Health	Senior Secured Tranche A Revolving Credit Loan	S+	4.50%	8.15%	8/2/2032	Health Care Technology	227,250	—
Palmdale Oil	Senior Secured T-Rex Delayed Draw Term Loan	S+	4.75%	8.40%	12/12/2031	Oil, Gas & Consumable Fuels	195,653	—
Legacy Service Partners	Senior Secured Revolving Loan	S+	4.50%	8.15%	11/10/2031	Construction & Engineering	90,783	—
Heritage Partners	Senior Secured Revolving Credit Loan	S+	0.00%	3.65%	9/29/2028	Diversified Consumer Services	—	156,170
Cumming Group	Senior Secured 2023 Incremental Delayed Draw Term Loan	S+	4.75%	8.40%	11/16/2027	Construction & Engineering	—	791,007
Avita Pharmacy	Revolving Credit Facility	S+	5.00%	9.43%	11/6/2026	Consumer Staples Distribution & Retail	—	2,273,658
MDpanel	Senior Secured Delayed Draw Term Loan	S+	6.50%	10.15%	8/2/2029	Health Care Providers & Services	—	2,113,634
AIA Contract Documents	Revolving Credit Facility	S+	5.25%	9.63%	10/30/2026	Software	—	1,959,650
Allied Power Group	Senior Secured Initial Delayed Draw Term Loan	S+	5.00%	8.65%	5/16/2030	Energy Equipment & Services	—	1,501,056
Foundation Source	Senior Secured Delayed Draw Term A Loan	S+	5.00%	8.65%	9/6/2030	Financial Services	—	1,357,121
OrthoNebraska	Delayed Draw Term Loan	S+	6.50%	10.93%	7/31/2028	Health Care Providers & Services	—	1,318,661
Shearwater Health	Revolving Credit Facility	S+	5.00%	9.48%	9/30/2025	Health Care Providers & Services	—	944,028
Russell Landscape Group	Senior Secured Delayed Draw Term Loan	S+	5.50%	9.15%	4/11/2030	Commercial Services & Supplies	—	821,531
Ned Stevens	Delayed Draw Term Loan	S+	5.00%	9.30%	11/1/2029	Diversified Consumer Services	—	478,353
A1 Garage Door Service	Senior Secured Closing Date Delayed Draw Term Loan	S+	4.50%	8.15%	12/22/2028	Construction & Engineering	—	478,055
Novvia Group	Revolving Credit Facility	S+	6.00%	10.46%	12/23/2026	Containers & Packaging	—	272,953
Cherry Bekaert	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	4.50%	8.15%	6/28/2030	Financial Services	—	209,847
						Total Unfunded Commitments	$200,163,719	$64,329,989

Note 9. Financial Highlights

The following is a schedule of financial highlights for the period commencing April 10, 2025 (Conversion) through December 31, 2025.

Period from April 10, 2025 (Conversion) through December 31, 2025 (a)
Per Share Data:
Net asset value, beginning of period	$25.00
Net investment income(b)	1.31
Net realized gain on investments and change in unrealized depreciation on investments(b)(c)	(0.07)
Net increase in net assets resulting from operations	1.24
Distributions declared from net investment income	(1.18)
Net asset value at end of period	$25.06
Total return(d)(h)	5.04%

The following is a schedule of financial highlights for the year ended December 31, 2025 and for the period from October 10, 2024 (commencement of operations) to December 31, 2024.

	Year Ended December 31, 2025	For the Period from October 10, 2024 (Commencement of Operations) to December 31, 2024 (h)
Shares outstanding at end of period	18,433,976	N/A
Statement of Assets and Liabilities Data:
Net assets at end of period	$461,967,947	$340,294,184
Average net assets(e)	$383,531,164	$265,052,279
Ratio/Supplemental Data:
Ratio of net investment income to average net assets	8.08%	3.68%
Ratio of gross expenses before incentive fees to average net assets(f)(g)	8.94%	2.93%
Ratio of gross expenses after incentive fees to average net assets(f)(g)	9.71%	3.34%
Ratio of net expenses to average net assets(h)(g)	8.83%	2.40%
Portfolio turnover(i)	24.59%	4.52%
Average debt outstanding	$355,056,744	$285,820,654
Asset coverage ratio	194.33%	199.95%
Internal Rate of Return(j)	N/A	32.75%

(a)
Prior to April 10, 2025, the Fund was not unitized.
(b)
Based on weighted average basic per Share data.
(c)
The per share amount varies from the net realized and unrealized gain (loss) for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(d)
Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Fund’s distribution reinvestment plan.
(e)
Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(f)
Ratio of gross expenses to average net assets is computed using total expenses excluding expense support and waivers from the Adviser and Administrator which represents an impact of (0.63)% and (0.25)%, respectively, on average net assets for the year ended December 31, 2025 and (0.77)% and (0.18)% respectively, on average net assets for the period from October 10, 2024 (commencement of operations) to December 31, 2024.
(g)
For the period from October 10, 2024 (commencement of operations) to December 31, 2024 the incentive fee was an allocation while the Fund was a Partnership.
(h)
Ratio of net expenses to average net assets is computed using total expenses including the effects of expense support and waivers from the Adviser and Administrator which represents an impact of (0.63)% and (0.25)%, respectively, on average net assets for the year ended December 31, 2025 and (0.77)% and (0.18)% respectively, on average net assets for the period from October 10, 2024 (commencement of operations) to December 31, 2024.
(i)
Not annualized.
(j)
The calculation of the internal rate of return assumes that contributions are made on the date that each capital call is due, and distributions are made on the actual date of distribution. The terminal cash flow is presumed to be the current capital account balance for the Limited Partners at December 31, 2024.

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

Note 12. Subsequent Events

The Fund has considered the effects, if any, of events occurring after the date of the Fund’s accompanying Consolidated Statements of Assets and Liabilities through March 23, 2026, the date the consolidated financial statements were issued.

Other than the item discussed below, the Fund has concluded there are no other material items that warrant disclosure.

Subsequent to December 31, 2025 and through March 23, 2026, the Fund had additional commitments in the amount of $62,000,000.

On January 22, 2026, the Fund amended the Leverage Facility LSA, which extended the maturity date to January 22, 2031, decreased the margin to SOFR plus 1.90% and allows for an advance of up to $800,000,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer have concluded that our current disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Fund’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund’s business and affairs are managed under the direction of the Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, oversight of the Valuation Designee’s monthly or quarterly valuation of our assets, as applicable, and oversight of our financing arrangements and corporate governance activities. Our Board consists of seven members, four of whom are not “interested persons” of the Fund or of the Adviser as defined in Section 2(a)(19) of the Investment Company Act and are “independent,” as determined by the Board. With respect to interested Directors that are employed by the Adviser or one of its affiliates, such Directors shall automatically be deemed removed as a Director of the Fund simultaneously with the cessation of such Director’s employment with the Adviser or its affiliate (for any reason, including termination with or without cause). Our Board elects the Fund’s executive officers, who serve at the discretion of the Board.

Board of Directors and Executive Officers

Directors

Information regarding the Board is as follows:

Name		Age	Position	Director Since
Interested Director:
Kevin Magid		62	Director; Chairperson; Chief Executive Officer	2025
Rahman Vahabzadeh	2	51	Director	2025
Steven Ruby		50	Director	2025
Independent Director:
Daryl B. Brown		61	Director	2025
Patrick H. Dowling		72	Director	2025
David G. Moyer		67	Director	2025
Joseph F. Nemia		67	Director	2025

Each director will hold office until his or her death, resignation, removal or disqualification. The address for each of our directors is c/o Audax Private Credit Fund, LLC, 320 Park Avenue, New York, New York 10022.

Executive Officers

Information regarding the executive officers of the Fund that are not Directors is as follows:

Name	Age	Position
Alexander Gardiner	42	Interim Chief Financial Officer
Jason Scoffield	48	Chief Compliance Officer
Grant Bokerman	40	Secretary

Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Directors

Our Directors have been divided into two groups – interested Directors and Independent Directors. An interested Director is an “interested person” as defined in Section 2(a)(19) of the Investment Company Act. An Independent Director is a director who is not an “interested person.”

Interested Directors

Kevin P. Magid. Mr. Magid joined our Board, effective April 2025, and acts as its Chairperson. Mr. Magid also serves as a Director for Audax Credit BDC. Mr. Magid founded and has led Audax Private Debt since its inception in 2000 and is responsible for overseeing all aspects of the Audax Private Debt business. Mr. Magid is also a member of the Investment Committee. Previously, Mr. Magid spent over 13 years as a leveraged finance professional and served as a Managing Director in the Leveraged Finance/Merchant Banking Group

of CIBC World Markets Corp. Mr. Magid started his career at Drexel Burnham Lambert, and also worked at Wasserstein Perella and Kidder Peabody, principally in a leveraged finance role. Mr. Magid received an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. in Economics from Tufts University.

Steven Ruby. Mr. Ruby joined our Board, effective April 2025. Mr. Ruby joined Audax Group in 2003 as one of the early members of the Audax Private Debt investment team. Mr. Ruby is presently the Co-Head of Originated Debt at Audax Private Debt, overseeing the unitranche and junior debt investment teams. Mr. Ruby is responsible for originating and executing new investments and monitoring portfolio companies. Mr. Ruby is also a member of the Investment Committee. Previously, Mr. Ruby was at Greenwich Street Capital (GSC) Partners. While at GSC Partners, Mr. Ruby focused on investing in distressed securities, high yield bonds and leveraged loans. Prior to GSC Partners, he was at DLJ Investment Partners, where he worked on mezzanine investments, and he started his career at Donaldson, Lufkin & Jenrette, Inc. Mr. Ruby received an Honors in Business Administration from the Richard Ivey School of Business and a B.A. from the University of Western Ontario.

Rahman Vahabzadeh. Mr. Vahabzadeh joined our Board, effective April 2025. Mr. Vahabzadeh joined Audax Group in 2001 as one of the early members of the Audax Private Debt investment team. Mr. Vahabzadeh is presently the Co-Head of Originated Debt at Audax Private Debt, overseeing the unitranche and junior debt investment teams. Mr. Vahabzadeh is responsible for originating and executing new investments and monitoring portfolio companies. Mr. Vahabzadeh is also a member of the Investment Committee. Prior to joining Audax, Mr. Vahabzadeh was at TCW/Crescent Mezzanine where he focused on identifying, evaluating and investing in mezzanine opportunities and monitoring portfolio companies. Mr. Vahabzadeh began his career in the Global Energy Group of Salomon Brothers, and also worked in the Private Equity Group of Merrill Lynch & Co. Mr. Vahabzadeh received a B.A. from Princeton University.

Independent Directors

Daryl B. Brown. Mr. Brown joined our Board, effective April 2025. Mr. Brown has 27 years of experience in the finance industry. Mr. Brown currently serves as a Venture Partner at Taurus Private Markets, LLC, and is responsible for sourcing and performing due diligence on new investment opportunities as well as portfolio monitoring. Mr. Brown began his private equity career in 2001. Prior to joining Taurus Private Markets in February 2025, Mr. Brown was a Director and Portfolio Manager in the Private Markets Group at DuPont Capital Management where he was responsible for sourcing investment opportunities, making partnership investments (both primary and secondary) and co-investments, monitoring existing investments, raising capital from prospective investors, investor relations, and managing the Investment Analyst program. Prior to joining the Private Markets Group at DuPont Capital Management, Mr. Brown served as a Stable Value and Retirement Savings Plan Analyst from 1996 to 2001 providing investment and educational support for the options in the DuPont Retirement Savings Plan. Prior to joining DuPont Capital Management, Mr. Brown was an Associate Actuary in DuPont’s Finance Division where he provided valuation support of the pension liabilities in the DuPont pension plans. Mr. Brown served in that role from 1991 to 1996. Mr. Brown has chaired the Investment Advisory Committee since 2014 and previously served as the Vice Chair of the Stewardship & Finance Commission at Bethel AME Church Wilmington, DE. Mr. Brown has served as a trustee for the Pension Board of New Castle County (Delaware) Employees’ Plan since 2016. Mr. Brown is a CFA charterholder and holds a B. S. in Mathematics from the University of Texas and an MBA from the University of Delaware.

Patrick H. Dowling. Mr. Dowling joined our Board, effective April 2025. Mr. Dowling has over 40 years of experience in the finance industry. Mr. Dowling also serves as a Director for Audax Credit BDC. Since 2014, Mr. Dowling has served as Senior Managing Director of Seabury Capital Management LLC, and the Chier Compliance Officer for Seabury Securities LLC, focusing on the Aviation, Aerospace & Defense industries for the Investment Banking and Merchant Banking groups. Mr. Dowling was formerly a partner with Massif Partners LP (“Massif Partners”) from 2010-2014, where he was the Chief Investment Officer of Massif Partners Private Debt. Prior to Massif Partners, Mr. Dowling was a Senior Managing Director & Group Head of Aerospace & Defense at Tygris Commercial Finance Group (“Tygris”), where he was also a corporate officer and founder from 2008-2010. Previously, he was Managing Director & General Manager of CIT Leveraged Finance Transportation from 2005-2008, where he was responsible for providing global solutions to manufacturers, suppliers and service providers seeking debt, leasing and structured financings, and served as a member of CIT Group Inc.’s Management Committee. Mr. Dowling was at GE Capital’s Commercial Finance group from 1984-2005, where he served as Managing Director & Industry Leader – Aerospace & Defense. Mr. Dowling was member of the board of directors for Airlink and now serves as an Ambassador, the board of directors for the USO of Metropolitan New York, serves on several U.S. Chamber of Commerce Committees and was formerly the Chaiman of the Miss Kate Foundation, the board of directors f member or the Institute for Defense & Business Foundation and board of directors member for Penske Truck Leasing. Mr. Dowling received a J.D. from Pace University School of Law and a B.S. in Accounting from Fordham University and as well is a Certified Public Accountant and holds is FINRA Series 7 and 24 qualified.

David G. Moyer. Mr. Moyer joined our Board, effective April 2025. Mr. Moyer has over 30 years of corporate finance experience. Mr. Moyer also serves as a Director for Audax Credit BDC. Since March 2003, Mr. Moyer has served as President of Principal Advisors Group, LLC and as Senior Managing Director of CEA Atlantic Advisors, LLC, the FINRA registered broker dealer of Communications Equity Associates (“CEA Group”). In March 2003, Mr. Moyer (through Principal Advisors Group, LLC) and CEA Group formed a joint venture, CEA Principal Advisors Group, focused on raising private equity and debt capital and providing M&A and strategic financial advice to early stage and middle market public and private companies. Mr. Moyer served as Managing Director, Office of the Chairman, for CEA Group from 1998 to 2003. Prior to CEA Group, Mr. Moyer was EVP and Partner of Solomon Broadcasting International, L.P. from 1996-1998. From 1981 to 1996, Mr. Moyer held various positions throughout General Electric Company and GE Capital including Senior Vice President of GE Capital Equity Capital Group, Inc. and Senior Vice President/Team Leader of the Merchant Banking/Leveraged Lending Division of GE Capital Corporate Finance Group, Inc., where he specialized in domestic and international media and communications corporate finance and executed senior, mezzanine and equity financing commitments for leveraged buyouts, restructurings, recapitalizations and growth equity investments in the United States, Canada, Europe, and Latin America. Mr. Moyer received an M.B.A. from Harvard Business School and a B.A. in Economics from Syracuse University. Mr. Moyer is a FINRA registered securities principal and a graduate of the GE Financial Management Program.

Joseph F. Nemia. Mr. Nemia joined our Board, effective April 2025. Mr. Nemia has over 30 years of experience in corporate finance. Mr. Nemia also serves as a Director for Audax Credit BDC. Mr. Nemia joined TD Bank, N.A. in 2011 as head of their Asset-Based Lending group. Prior to that, Mr. Nemia was at RBS Citizens Financial Group (“RBS”) from 2008-2010, where he served as President of RBS Commercial Finance and managed their asset-based finance business lines. Prior to RBS, Mr. Nemia was at CIT Group Inc. from 2006-2008, where he served as President of CIT Commercial and Industrial. Mr. Nemia was a founding member of GE Capital’s Commercial Finance group, where he served from 1992-2006, and was instrumental in the middle market build out of their asset-based lending segment. Mr. Nemia began his career at The Chase Manhattan Bank, N.A. in 1981 and also worked at The Connecticut Bank and Trust Company, N.A. and The Bank of New York Company, N.A. Mr. Nemia is a trustee of National Jewish Health and Research Center and is on the Board of Trustees of Loyola School in New York City and a member of Loyola School’s Finance and Audit Committees. He was also a past chairman of the Commercial Finance Association. Mr. Nemia received an M.B.A. in Finance and a B.B.A. in Accounting from Pace University.

Executive Officers Who Are Not Directors

Alexander Gardiner, interim Chief Financial Officer. Mr. Gardiner was appointed the interim Chief Financial Officer of the Fund, effective August 2025. Mr. Gardiner joined Audax Group in 2021. Previously, Mr. Gardiner served as Chief Financial Officer at HighBrook Investors where he oversaw the finance, portfolio management and debt capital markets functions from 2015 to 2021. Prior to joining HighBrook Investors in 2010, Mr. Gardiner worked at Lexington Realty Trust and focused on corporate transactions. Mr. Gardiner received an A.B. from Harvard College and is a Chartered Financial Analyst.

Jason Scoffield, Chief Compliance Officer. Mr. Scoffield was elected the Chief Compliance Officer of the Fund, effective April 2025. Mr. Scoffield joined Audax Group in 2015. Previously, Mr. Scoffield was Counsel at Morgan, Lewis & Bockius LLP and Bingham McCutchen LLP, where he advised private fund clients and other investment advisers. Mr. Scoffield received a received a J.D. from Duke University School of Law and a B.A. from Brigham Young University.

Grant Bokerman, Secretary. Mr. Bokerman was elected the Secretary of the Fund, effective April 2025. Mr. Bokerman joined Audax Group in 2024. Previously, Mr. Bokerman was a Managing Director at Blackstone Inc., where he supported Blackstone’s credit business as legal counsel. He also previously worked as a Corporate Associate with Debevoise & Plimpton LLP in New York, with roles in the finance and mergers and acquisitions practice groups. Mr. Bokerman received a J.D. from the Ohio State University Moritz College of Law and a B.A. from the Ohio State University.

Leadership Structure and Oversight Responsibilities

Our Board monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements, cybersecurity and the services, expenses and performance of service providers to us. Among other things, our Board approves the appointment of our Adviser and our officers, reviews and monitors the services and activities performed by our investment adviser and our executive officers.

Our Board designates a chair to preside over the meetings of the Board and to perform other duties as may be assigned to him or her by the Board. We do not have a fixed policy as to whether the chair of the Board should be an Independent Director and believe that we should maintain the flexibility to select the chair and reorganize the leadership structure, from time to time, based on the criteria that is in our best interests and the best interests of our shareholders at such times.

Mr. Magid serves as the chair of our Board. We believe that Mr. Magid’s familiarity with our investment platform and extensive knowledge of the financial services industry qualifies him to serve as the chair of our Board.

Our Board does not currently have a designated lead Independent Director. We are aware of the potential conflicts that may arise when a non-Independent Director is chairman of the Board, but believe these potential conflicts are offset by our strong corporate governance practices. Our corporate governance practices include regular meetings of the Independent Directors in executive session without the presence of interested directors and management, as well as the establishment of a Nominating and Corporate Governance Committee and an Audit Committee, each consisting solely of Independent Directors for the purposes of the NYSE corporate governance rules and, in the case of the Audit Committee, Rule 10A-3 under the Exchange Act. During executive sessions, the chair of the Audit Committee or his or her designee will act as presiding director. In addition, our corporate governance practices include the appointment of our Chief Compliance Officer, with whom the Independent Directors meet in executive session without the presence of interested directors and other members of management for administering our compliance policies and procedures. While certain non-management members of our Board currently participate on the boards of directors of other companies, we do not view their participation as excessive or as interfering with their duties on our Board.

Our Board performs its risk oversight function primarily through its committees and monitoring by our Chief Compliance Officer in accordance with its compliance policies and procedures.

As described below in more detail under “—Board Committees—Audit Committee,” the Audit Committee will assist the Board in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing our accounting and financial reporting policies and procedures, our systems of internal controls regarding finance and accounting, and audits of our financial statements. The Audit Committee will also discuss with management our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies.

Our Board also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. Our Chief Compliance Officer will prepare a written report annually discussing the adequacy and effectiveness of our compliance policies and procedures. The Chief Compliance Officer’s report, which will be reviewed by the Board, will address:

•
the adequacy of our compliance policies and procedures and certain of our service providers since the last report;
•
any material changes to these policies and procedures or recommended changes; and
•
any compliance matter that has occurred about which the Board would reasonably need to know to oversee our compliance activities and risks.

In addition, the Chief Compliance Officer meets separately in executive session with the Independent Directors periodically, typically every quarter, but in no event less than once each year.

We believe that the Board’s role in risk oversight is effective and appropriate given the extensive regulation to which we are already subject to as a BDC. Specifically, as a BDC, we must comply with numerous regulatory requirements that control the levels of risk in its business and operations, including limitations under the Investment Company Act on the amount of borrowings, debt securities or preferred stock we may incur or issue. In addition, we generally have to invest at least 70% of our total assets in “qualifying assets” and, subject to certain exceptions, we generally are not permitted to invest in any portfolio company in which our affiliates currently has an investment. In addition, we intend to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, we must, among other things, meet certain source of income, asset diversification and distribution requirements.

Further, we believe that the Board’s structure and practices enhances its risk oversight because our Independent Directors separately meet in executive sessions with the Chief Compliance Officer and independent registered public accounting firm without any conflict that could be perceived to discourage critical review.

We believe that the Board’s role in risk oversight must be evaluated on a case-by-case basis and that its existing role in risk oversight is appropriate.

Communications with Directors

Our Board has established procedures whereby our shareholders and other interested parties may communicate with any member of our Board, the chairman of any of our Board committees or with our non-management directors as a group by mail addressed to the applicable directors or directors group, in the care of the General Counsel and Chief Compliance Officer, Jason Scoffield, Audax PDB Management Company, LLC, 320 Park Avenue, New York, New York 10022. Such communications should specify the intended recipient or recipients. All such communications, other than unsolicited commercial solicitations, will be forwarded to the appropriate director, or directors, for review.

In addition, information on how to report issues related to financial statement disclosures, accounting, internal accounting controls or auditing matters to our Board or the Independent Directors via email is available upon request.

Board Committees

We currently have two standing committees: the Audit Committee and the Nominating and Corporate Governance Committee. We do not have a compensation committee because our executive officers do not receive any direct compensation from us. Under the LLC Agreement, the Fund is not required to hold annual meetings.

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent accountants, reviewing the arrangements for, scope and results of the audit engagement with our independent accountants, pre-approving professional services provided by our independent accountants (including compensation therefore), reviewing the independence of our independent accountants and reviewing the adequacy of our financial and accounting policies, procedures and internal accounting controls. The Audit Committee shall be comprised of the number of Independent Directors as the Board shall determine from time to time, such number not to be less than four. The Audit Committee is presently composed of four persons, including Daryl B. Brown, Patrick H. Dowling, David G. Moyer and Joseph F. Nemia, all of whom are considered independent for purposes of the Investment Company Act. Joseph F. Nemia serves as the chair of the Audit Committee. Our Board has determined that Joseph F. Nemia qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Fund or of the Adviser as defined in Section 2(a)(19) of the Investment Company Act.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Nominating and Corporate Governance Committee, including making nominations for the appointment or election of Independent Directors. The Nominating and Corporate Governance Committee shall be comprised of the number of Independent Directors as the Board shall determine from time to time, such number not to be less than three. The Nominating and Corporate Governance Committee consists of four persons, including Daryl B. Brown, Patrick H. Dowling, David G. Moyer and Joseph F. Nemia, all of whom are considered independent for purposes of the Investment Company Act. David G. Moyer serves as the chair of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee considers nominees to the Board recommended by a shareholder if such shareholder complies with the advance notice provisions of our bylaws.

Delinquent Section 16(a) Reports

Based on the Company’s review of Section 16(a) reports filed for the year ended December 31, 2025 and related information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2025, all Section 16(a) reports were filed on a timely basis, with the exception of (i) one amended Form 3 filing for each of Audax Private Credit Business, LP, Audax Holdings I L.L.C., Audax Group L.P., 101 Huntington Holdings Subsidiary, LLC, Audax Group Parent, LP, 101 Huntington Holdings LLC and Audax Institutional Feeder, LP (collectively, the "Affiliated Section 16 Filers"), each due to the inadvertent omission of Audax Private Credit Business, LP's Common Shares, and (ii) one late Form 4 filing for each Affiliated Section 16 Filer, each due to an administrative oversight.

SOX Code of Ethics and Joint Code of Ethics

We expect each of our officers and directors, as well as any person affiliated with our operations, to act in accordance with the highest standards of personal and professional integrity at all times and to comply with the Fund’s policies and procedures and all laws, rules and regulations of any applicable international, federal, provincial, state or local government. To this effect, the Fund has adopted a code of ethics under the Sarbanes-Oxley Act of 2002, as amended (the “SOX Code of Ethics”), which is posted on the Company’s website at www.audaxprivatecreditfund.com/. The SOX Code of Ethics applies to the Fund’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as the Fund’s directors, officers, and employees. We intend to disclose any material amendments to or waivers of required provisions of our SOX Code of Ethics or the Joint Code of Ethics on a Current Report on Form 8-K.

Additionally, we and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally will not permit personal investments by our and the Adviser’s personnel in securities that may be purchased or sold by us.

Insider Trading Policies and Procedures

Our code of ethics pursuant to Rule 17j-1 under the Investment Company Act establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code (officers, directors, and employees of the Fund and the Adviser) are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Covered persons, other than Independent Directors, are prohibited from using shorting, options or hedging or derivatives on our securities. Additionally, all purchases and sales of the Fund’s securities by interested directors, officers and employees of the Fund and its affiliates must receive pre-clearance from the Fund’s Chief Compliance Officer. The securities trading policy is contained within our code of ethics pursuant to Rule 17j-1 under the Investment Company Act, which is filed as Exhibit 19 to this Annual Report, and the foregoing description is qualified by reference to such exhibit.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

No compensation is paid to our Directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the Investment Company Act. We pay each Independent Director as follows:

•
$85,000, with an additional $1,500 payable for each quarterly board meeting, plus $1,000 for any special meetings; however, for Independent Directors of the Fund that are also Independent Directors of Audax Credit BDC Inc. (together with the Fund, the “Audax BDCs”), the aggregate fee payable to each such Independent Director for services to both Audax BDCs will be $140,000, allocated between the Audax BDCs based on their respective AUMs, with the same additional fees per quarterly board meeting (for an aggregate payment of $3,000 across the Audax BDCs in each quarter) and for any special meeting.

We are also authorized to pay the reasonable out-of-pocket expenses of each Independent Director incurred by such director in connection with the fulfillment of his or her duties as an Independent Director.

During the year ended December 31, 2025, we also reimbursed directors for certain out-of-pocket expenses each Independent Director incurred in connection with the fulfillment of his or her duties as an Independent Director.

The following table sets forth information concerning total compensation earned by or paid to each of our Independent Directors during the fiscal year ended December 31, 2025:

	Aggregate Cash Compensation from Audax Private Credit Fund, LLC	Total Compensation from Audax BDCs
Daryl B. Brown	$70,250	$70,250
Patrick H. Dowling	47,750	140,250
David G. Moyer	47,750	140,250
Joseph F. Nemia	47,750	140,250

No compensation is paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the Investment Company Act.

Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of our Adviser, the Administrator or its affiliates, pursuant to the terms of the Advisory Agreement and the Administration Agreement, as applicable. Our day-to-day investment operations will be managed by the Adviser. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates.

For the avoidance of doubt, the Fund will bear its allocable portion of the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of the Adviser or any of its affiliates; and (c) all other expenses of the Fund’s operations, administrations and transactions, The Fund will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on the Fund’s behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by the Fund’s Shareholders. See “Item 1. Business—Advisory Agreement” and “Item 10. Directors, Executive Officers and Corporate Governance.”

Policies and Practices Related to the Timing of Equity Awards

We do not grant stock options or other equity awards, and accordingly, we have no policy, program, practice, or plan pertaining to the timing of stock option grants with respect to the release of material non-public information. Furthermore, given that we do not directly compensate our executive officers, we also have not timed the release of material non-public information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of March 23, 2026, there were 20,905,192 Common Shares outstanding. The following table sets forth information with respect to the expected beneficial ownership of our Common Shares as of the date of December 31, 2025, by:

•
each person known to us to be expected to beneficially own more than 5% of the outstanding shares of our Common Shares;
•
each of our Directors and executive officers; and
•
all of our Directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of the date of this Annual Report.

Such ownership information is as of the date of the applicable filing and may no longer be accurate.

Name and address	Shares Beneficially Owned
	Number	Percentage
Interested Directors(1)
Kevin Magid	—	—
Rahman Vahabzadeh	—	—
Steven Ruby	—	—
Independent Directors(1)
Daryl B. Brown	—	—
Patrick H. Dowling	—	—
David G. Moyer	—	—
Joseph F. Nemia	—	—
Executive Officers who are not Directors(1)
Alexander Gardiner	—	—
Jason Scoffield	—	—
Grant Bokerman	—	—
Other
Audax Institutional Feeder, LP(2)	5,320,407	28.9%
ALPS Private Credit I(3)	1,387,205	7.5%
State of Wisconsin Investment Board(4)	1,387,205	7.5%
Migdal Sal Pension - Private Debt Investments(5)	3,500,267	19.0%
State Teachers Retirement System of Ohio(6)	2,080,807	11.3%
All officers and Directors as a group (10 persons)	—	—

* Represents less than 1%.

(1)
The address for each Director and executive officer is c/o Audax PDB Management Company, LLC, 320 Park Avenue, New York, NY 10022.
(2)
The address for Audax Institutional Feeder, LP is 320 Park Avenue, New York, NY 10022.
(3)
The address for ALPS Private Credit I is Unit 602, 6th Floor, 100 Queen’s Road, Central, Hong Kong.
(4)
The address for State of Wisconsin Investment Board is 4703 Madison Yards Way, Suite 700, Madison, WI 53705.
(5)
The address for Migdal Sal Pension – Private Debt Instruments is Efal 4 Petach Tikva 4951104, Israel.
(6)
The address for State Teachers Retirement System of Ohio is 275 East Broad Street, Columbus, OH 43215.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

(a) Transactions with Related Persons, Promoters and Certain Control Persons

Advisory Agreement; Administration Agreement

We entered into the Advisory Agreement with the Adviser pursuant to which we will pay Management Fees and Incentive Fees to the Adviser and the Administration Agreement with the Administrator. In addition, pursuant to the Advisory Agreement and the Administration Agreement, we will reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business—Advisory Agreement,” “ —Administration Agreement and Administrative Fee” and “—Expense Support and Conditional Reimbursement Agreement.” Each of the Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board, including a majority of Independent Directors, or by the holders of a majority of our outstanding voting securities and a majority of the Independent Directors.

Expense Support Agreement

We entered into the Expense Support Agreement with the Adviser pursuant to which the Adviser may elect to pay Expense Payments on our behalf, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Fund. See “Item 1. Business—Expense Support and Conditional Reimbursement Agreement.”

Trademark License Agreement

We entered into the trademark license agreement (the “Trademark License Agreement”) with 101 Huntington Holdings LLC (the “Licensor”) pursuant to which the Licensor has agreed to grant us a non-exclusive, royalty-free license to use the name “Audax”, “Audax Private Debt” and any derivative thereof (the “Licensed Marks”). Under this agreement, we have the right to use the Licensed Marks for so long as Audax PDB Management Company, LLC or one of its affiliates remains our Adviser. Other than with respect to this limited license, we will have no legal right to the Licensed Marks. This license agreement will remain in effect for so long as the Advisory Agreement with our Adviser is in effect, provided that this license agreement shall be terminable by Licensor, at any time and in its sole discretion, in the event that we or the Licensor receive notice of any third party claim arising out of our use of the Licensed Marks; by either party upon sixty (60) days’ prior written notice to the other party; or by Licensor at any time in the event we assign or attempt to assign or sublicense this license agreement or any of our rights or duties hereunder without the prior written consent of the Licensor.

Transactions with Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Fund. We have entered into the Advisory Agreement with the Adviser and the Administration Agreement with the Administrator. The Adviser, for its services to us, is entitled to receive the Management Fees and Incentive Fees in addition to the reimbursement of certain expenses. The Administrator, for its services to us, is entitled to receive reimbursement of certain expenses. In addition, under the Advisory Agreement and Administration Agreement, to the extent permitted by applicable law, we have indemnified the Adviser and the Administrator and certain of their affiliates. See "Item 1. Business".

Policies and Procedures for Managing Conflicts

The Adviser and its affiliates have both subjective and objective policies and procedures in place designed to manage the potential conflicts of interest between our Adviser’s fiduciary obligations to us and its similar fiduciary obligations to other clients. For example, such policies and procedures are designed to ensure that investment opportunities are generally allocated on a pro rata basis based on each account’s capital available for investment. An investment opportunity that is suitable for multiple clients of our Adviser and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the Investment Company Act.

Director Independence

Pursuant to the Limited Liability Company Agreement, a majority of the Board consists of independent directors. The Fund refers to independent directors as directors who are not “interested persons” (as defined in Section 2(a)(19) of the Investment Company Act) of the Fund or Audax Group. On an annual basis, each member of the Board is required to complete a questionnaire eliciting information to assist the Board in determining whether the Independent Directors continue to be independent under the Investment Company Act. The Board limits membership on the Audit Committee and the Nominating and Corporate Governance Committee to Independent

Directors. For more information regarding the independence of our directors, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Based on the foregoing independence standard and the recommendation of the Nominating and Corporate Governance Committee, after reviewing all relevant transactions and relationships between each director, or any of his or her family members, and the Fund or Audax Group, the Board has determined that Messrs. Brown, Dowling, Moyer and Nemia qualify as Independent Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP served as the independent registered public accounting firm for Company for the fiscal year ended December 31, 2025 and 2024.

Ernst & Young LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

	Year Ended December 31, 2025	For the period from October 10, 2024 (Commencement of Operations) to December 31, 2024
Audit Fees	$150,500	$57,680
Audit-Related Fees	55,000	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$205,500	$57,680

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and reviews of the consolidated financial statements filed with the SEC on Forms 10-K and 10-Q.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services include, among other things, providing comfort letters, consents and review of documents filed with the SEC, as well as attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.

All Other Fees: Other fees would include fees for products and services other than the services reported above.

Any requests for audit, audit-related, tax and other services must be submitted to the Audit Committee for pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee has delegated pre-approval authority to each of its members. The members to whom such authority is delegated must report, for informational purposes, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Review with Management

The Audit Committee has reviewed the audited financial statements and met and held discussions with management regarding the audited financial statements. Management has represented to the Audit Committee that the Company’s financial statements were prepared in accordance with accounting principles generally accepted in the United States. The Audit Committee also reviewed the Company’s procedures and internal control processes designed to ensure full, fair and adequate financial reporting and disclosures, including procedures for certifications by the Company’s Chief Executive Officer and interim Chief Financial Officer that are required in periodic reports filed by the Company with the SEC. The Audit Committee is satisfied that the Company’s internal control system is adequate and that the Company employs appropriate accounting and auditing procedures.

Review and Discussion with Independent Registered Public Accounting Firm

The Audit Committee has reviewed and discussed the Company’s audited financial statements and Ernst & Young LLP’s evaluation of the Company’s internal control over financial reporting, with management and Ernst & Young LLP, the Company’s independent registered public accounting firm, with and without management present. The Audit Committee included in its review the results of Ernst & Young LLP’s examinations, the Company’s internal controls and the quality of the Company’s financial reporting.

The Audit Committee also has discussed with Ernst & Young LLP matters relating to Ernst & Young LLP’s judgments about the quality, as well as the acceptability, of the Company’s accounting principles as applied in its financial reporting as required by Public Company Accounting Oversight Board Auditing Standard No. 16, Communications with Audit Committees. In addition, the Audit Committee has discussed with Ernst & Young LLP their independence from management and the Company, as well as the matters in the written disclosures received from Ernst & Young LLP and required by Public Company Accounting Oversight Board Rule 3526, Communication with Audit Committees Concerning Independence. The Audit Committee received a written communication from Ernst & Young LLP confirming their independence and discussed it with them. The Audit Committee discussed and reviewed with Ernst & Young LLP the Company’s critical accounting policies and practices, other material written communications to management, and the scope of Ernst & Young LLP’s audits and all fees paid to Ernst & Young LLP during the fiscal year. The Audit Committee has adopted guidelines requiring review and pre-approval by the Audit Committee of audit and non-audit services performed by Ernst & Young LLP for the Company. During the year-ended December 31, 2025, 100% of the Fund’s audit-related fees, tax fees and fees for other services provided by the Fund’s independent registered public accounting firm were pre-approved by the Audit Committee. The Audit Committee has reviewed and considered the compatibility of Ernst & Young LLP’s performance of non-audit services with the maintenance of Ernst & Young LLP’s independence as the Company’s independent registered public accounting firm.

Conclusion

The Audit Committee also recommended the selection of Ernst & Young LLP to serve as the independent registered public accounting firm for the year ending December 31, 2026.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the consolidated financial statements on page F-1 of this annual report on Form 10-K.
(2)
Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this annual report on Form 10-K.
(3)
Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

3.1	Certificate of Conversion (incorporated by reference to Exhibit 3.1 to the Fund’s Registration Statement on Form 10, filed on April 23, 2025).
3.2	Certificate of Formation (incorporated by reference to Exhibit 3.2 to the Fund’s Registration Statement on Form 10, filed on April 23, 2025).
3.3	Limited Liability Company Agreement (incorporated by reference to Exhibit 3.3 to the Fund’s Registration Statement on Form 10, filed on April 23, 2025).
4.1*	Description of Securities.
4.2	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Fund’s Registration Statement on Form 10, filed on April 23, 2025).
10.1	Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Fund’s Registration Statement on Form 10 filed on April 23, 2025).
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Fund’s Registration Statement on Form 10 filed on April 23, 2025).
10.3	Trademark License Agreement (incorporated by reference to Exhibit 10.3 to the Fund’s Registration Statement on Form 10 filed on April 23, 2025).
10.4	Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.4 to the Fund’s Registration Statement on Form 10 filed on April 23, 2025).
10.5	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.5 to the Fund’s Registration Statement on Form 10 filed on April 23, 2025).
10.6	Transfer Agency Agreement (incorporated by reference to Exhibit 10.6 to the Fund’s Registration Statement on Form 10 filed on April 23, 2025).
10.7	Amended and Restated Custodian Agreement (incorporated by reference to Exhibit 10.7 to the Fund’s Post-Effective amendment No. 1 to its Registration Statement on Form 10 filed on September 19, 2025).
10.8	Form of Fund of Funds Agreement (incorporated by reference to Exhibit 10.8 to the Fund’s Registration Statement on Form 10 filed on April 23, 2025).
10.9

Omnibus Amendment to Transaction Documents, including the Loan Agreement (previously filed as an exhibit to Audax Private Credit Fund’s Form 10/A, filed on June 17, 2025), dated as of September 30, 2025, by and among APCF SPV I, LLC, as borrower, Audax Management Company (NY), LLC, as collateral manager, Wells Fargo Bank, National Association, as a lender and the administrative agent, and Computershare Trust Company, N.A., as collateral custodian and collateral agent.

14.1*	Fund Code of Ethics.
19.1*	Insider Trading Policies and Procedures (included in the Fund and Adviser Joint Code of Ethics).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Fund's Post-Effective amendment No. 1 to its Registration Statement on Form 10 filed on September 19, 2025).
24.1	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2026	AUDAX PRIVATE CREDIT FUND, LLC

/s/ Kevin Magid
Chief Executive Officer (Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Kevin Magid, Alexander Gardiner, Jason Scoffield, Grant Bokerman, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2025, and any and all amendments thereto, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2026.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Kevin Magid	Chief Executive Officer, Director and Chairperson of the Board of Directors (Principal Executive Officer)
Kevin Magid

/s/ Alexander Gardiner	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Alexander Gardiner

/s/ Steven Ruby	Director
Steven Ruby

/s/ Rahman Vahabzadeh	Director
Rahman Vahabzadeh

/s/ Daryl B. Brown	Director
Daryl B. Brown

/s/ Patrick H. Dowling	Director
Patrick H. Dowling

/s/ David G. Moyer	Director
David G. Moyer

/s/ Joseph Nemia	Director
Joseph Nemia