Form 10-Q
period 2026-03-31
Audax Private Credit Fund, LLC
filed 2026-05-12
CIK 2033362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, the registrant had 22,930,549 shares of limited liability company interests, $0.001 par value per share (the “Shares”), outstanding.

i

Audax Private Credit Fund, LLC

Consolidated Statements of Assets and Liabilities

March 31, 2026 and December 31, 2025

(Expressed in U.S. Dollars)

	March 31, 2026
	(unaudited)	December 31, 2025
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $989,631,039 and $918,592,383, respectively)	$992,500,865	$929,102,607
Affiliated investments (cost of $31,058,879 and $31,064,337, respectively)	20,428,296	20,721,834
Cash and cash equivalents	31,790,293	35,353,403
Prepaid investments	33,802,217	—
Interest receivable	4,521,064	3,618,466
Receivable for loan repayment	4,073,305	317,888
Receivable from affiliates	296,499	290,499
Receivable from investments sold	—	357,771
Total assets	$1,087,412,539	$989,762,468

Liabilities
Borrowings under leverage facility (net of deferred financing costs of $6,586,009 and $4,562,245, respectively) (Note 8)	$510,211,450	$489,741,436
Payable for investments purchased	40,179,033	19,382,036
Distributions due to shareholders	8,780,180	7,373,591
Interest payable	7,048,278	6,846,722
Payable to Adviser (Note 4)	2,127,383	1,507,733
Incentive fee payable (Note 4)	1,253,763	1,205,739
Deferred tax liability	1,032,421	1,017,037
Accounts payable and accrued expenses	683,979	720,227
Total liabilities	571,316,487	527,794,521
Commitments and Contingencies (Note 8)
Net Assets
Shares, $0.001 par value per share, unlimited shares authorized, 20,905,192 and 18,433,976 shares issued and outstanding, respectively	20,905	18,434
Capital in excess of par value	522,915,285	460,917,756
Total distributable earnings	(6,840,138)	1,031,757
Total Net Assets	$516,096,052	$461,967,947
Net Asset Value per Share at End of Period	$24.69	$25.06

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Statements of Operations

For the three months ended March 31, 2026 and 2025

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$19,913,119	$15,437,776
Dividend income	—	307,856
Total investment income from non-controlled/non-affiliated investments	19,913,119	15,745,632
Affiliated investments:
Interest income	93,202	—
Total investment income from affiliated investments	93,202	—
Total investment income	20,006,321	15,745,632
Expenses
Interest expense and credit facility fees	7,048,278	5,749,038
Management fee (Note 4)	1,611,788	1,068,966
Incentive fee (Note 4)	1,253,763	—
Amortization of deferred financing costs	356,375	125,000
Professional fees	160,051	126,911
Directors' fees	90,314	—
Administration fees (Note 4)	—	169,441
Investment expenses	—	13,538
Other expenses	309,415	168,677
Total operating expenses	10,829,984	7,421,571

Expense support reimbursement	400,000	—
Management fee waiver (Note 4)	—	(913,843)
Net expenses	11,229,984	6,507,728

Net investment income	8,776,337	9,237,904

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	75,963	856,495
Net realized gain	75,963	856,495
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(7,640,398)	(3,745,691)
Affiliated investments	(288,080)	—
Net change in deferred taxes	(15,384)	—
Total net change in unrealized depreciation on investments	(7,943,862)	(3,745,691)
Net realized and unrealized losses on investments	(7,867,899)	(2,889,196)
Realized and unrealized gains (losses) on foreign currency:
Net realized loss on foreign currency	—	(3,125)
Net change in unrealized gain (loss) on foreign currency	(154)	8
Net realized and unrealized losses on foreign currency	(154)	(3,117)
Net increase in net assets resulting from operations	$908,284	$6,345,591

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Statements of Changes in Net Assets

For the three months ended March 31, 2026 and 2025

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net assets at beginning of period	$461,967,947	$340,294,184
Operations:
Net investment income	8,776,337	9,237,904
Net realized gain on investments and foreign currency	75,963	853,370
Net change in unrealized depreciation on investments and foreign currency	(7,928,632)	(3,745,683)
Net change in deferred taxes	(15,384)	—
Net increase in net assets from operations	908,284	6,345,591
Distributions to Shareholders:
Distributions from distributable earnings	(8,780,179)	(7,536,845)
Net decrease resulting from shareholder distributions	(8,780,179)	(7,536,845)
Capital share transactions:
Capital contributions	62,000,000	—
Net increase in net assets from capital transactions	62,000,000	—
Net increase (decrease) in net assets for the period	54,128,105	(1,191,254)
Net assets at end of period	$516,096,052	$339,102,930

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Statements of Cash Flows

For the three months ended March 31, 2026 and 2025

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$908,284	$6,345,591
Adjustments to reconcile net increase in partners' capital resulting from operations provided by (used in) operating activities:
Net realized gain on investments and foreign currency	(75,963)	(856,495)
Net change in unrealized depreciation on investments	7,928,478	3,745,691
Non-cash interest income, including payment in-kind and original issue discount accretion	(574,626)	(746,608)
Amortization of financing costs	356,375	125,000
(Increase) in prepaid investments	(33,802,217)	—
(Increase) in interest receivable	(902,598)	(949,042)
(Increase) decrease in receivable for loan repayment	(3,755,417)	124,619
(Increase) decrease in receivable from affiliates	(6,000)	306,938
Decrease in due from counterparties	—	—
Decrease in receivable from investments sold	357,771	—
(Increase) in receivable from Limited Partners	—	(618,951)
(Increase) in escrow receivable	—	(48,338)
Increase (decrease) in payable for investments purchased	20,796,997	(186,020)
Increase in interest payable	201,556	2,246,014
Increase in payable to Adviser (Note 4)	619,650	—
Increase in incentive fee payable (Note 4)	48,024	—
Increase in deferred tax liability	15,384	618,951
Increase (decrease) in accounts payable and accrued expenses	(36,248)	148,184
Decrease in payable to Administrator (Note 4)	—	(762,638)
Investment activity:
Purchase of investments	(115,402,412)	(25,859,566)
Proceeds from disposition and repayments of investments	45,019,803	76,473,372
Net investment activity	(70,382,609)	50,613,806
Net cash provided by (used in) operating activities	(78,303,159)	60,106,702
Cash flows from financing activities:
Proceeds from capital contributions	62,000,000	104,391,083
Return of capital called	—	(104,391,083)
Distributions paid	(7,373,590)	(7,536,845)
Payments of financing costs	(2,380,139)	—
Borrowings under leverage facility	89,849,963	—
Repayments for leverage facility	(67,356,185)	(16,800,000)
Short-term borrowings	—	8,955,802
Net cash provided by (used in) financing activities	74,740,049	(15,381,043)
Net change in cash and cash equivalents	(3,563,110)	44,725,659
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	35,353,403	31,592,264
Cash and cash equivalents, end of period	$31,790,293	$76,317,923
Supplemental and non-cash information:
Payment-in-kind ("PIK") interest income	$12,254	$564,368
Interest paid pursuant to the leverage facility	$6,846,722	$3,325,144

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m)
Aerospace & Defense
Tronair 2025	(g)	Senior Secured Initial Term Loan	S+	3.75%	7.43%	12/18/2025	12/22/2032	3,591,000	$3,547,527	$3,564,068
Vantor	(g)(k)	Senior Secured Initial Term Loan	S+	4.50%	8.18%	2/27/2026	3/3/2033	2,000,000	1,970,047	1,964,380
									$5,517,574	$5,528,448
Air Freight & Logistics
Magnate	(g)	Senior Secured TL	S+	5.50%	9.18%	2/19/2025	12/29/2028	4,937,500	4,862,383	4,863,438
									$4,862,383	$4,863,438
Automobile Components
BBB Industries	(g)(h)(k)	Senior Secured Delayed Draw Term Loan (First Lien)	S+	6.00%	9.68%	1/20/2026	7/25/2029	1,000,000	956,618	977,500
									$956,618	$977,500
Building Products
Leaf Home	(g)	Senior Secured Initial Term Loan	S+	5.25%	8.93%	9/4/2025	9/4/2031	9,180,625	9,053,665	9,111,770
									$9,053,665	$9,111,770
Capital Markets
Beta+	(g)	Senior Secured Initial Term Loan	S+	5.75%	9.43%	3/9/2026	7/2/2029	5,984,496	5,808,561	5,924,651
Cerity Partners		Unitranche 2025 Term Loan	S+	4.50%	8.18%	10/10/2024	7/28/2031	24,832,228	24,832,228	24,832,228
Steward Partners	(g)(h)	Senior Secured Delayed Draw Term C Loan	S+	4.75%	8.43%	6/13/2025	10/14/2028	6,083,458	6,012,282	6,068,250
									$36,653,071	$36,825,129
Chemicals
Shrieve	(g)(k)	Unitranche Initial Term Loan	S+	6.00%	9.68%	6/18/2025	10/30/2030	2,977,500	2,938,730	2,917,950
									$2,938,730	$2,917,950
Commercial Services & Supplies
Apex Companies	(g)(h)	Senior Secured Fourth Amendment Delayed Draw Term Loan	S+	5.00%	8.68%	11/21/2025	1/31/2030	274,000	268,323	270,575
Beacon Communications	(g)(k)	Senior Secured Term Loan	S+	4.75%	8.43%	3/31/2026	12/31/2049	3,083,333	3,052,500	3,052,500
Brown & Root	(g)	Senior Secured Initial Term Loan	S+	5.00%	8.68%	10/3/2025	10/3/2030	7,429,426	7,332,038	7,373,706
Capital Consultants Management Corporation	(g)(h)	Senior Secured 2025 Acquisition Delayed Draw Term Loan	S+	4.75%	8.43%	7/8/2025	11/3/2031	4,756,302	4,704,986	4,756,302
Certified Collision Group	(g)	Unitranche Initial Term Loan	S+	4.50%	8.18%	12/30/2025	12/30/2032	8,646,209	8,562,331	8,581,363
Denali Water Solutions 2025	(g)	Senior Secured Closing Date Term Loan	S+	4.75%	8.43%	11/19/2025	11/19/2032	6,346,154	6,287,514	6,298,558

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Commercial Services & Supplies (continued)
Eagle Fire	(g)	Senior Secured Initial Term Loan	S+	4.50%	8.18%	7/15/2025	7/15/2032	3,491,250	3,459,970	3,465,066
Eagle Fire	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.25%	7.93%	7/15/2025	7/15/2032	486,444	474,675	482,796
Healthcare Linen Services Group	(g)(k)	Unitranche Initial Term Loan	S+	4.75%	8.43%	2/2/2026	12/30/2032	6,179,104	6,121,361	6,117,313
Healthcare Linen Services Group	(g)(h)(k)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	2/2/2026	12/30/2032	—	(9,843)	—
HeartLand	(g)(h)	Senior Secured 2025 Incremental Delayed Draw Term Loan	S+	4.75%	8.43%	11/5/2025	12/12/2029	106,653	78,096	105,587
HeartLand	(g)	Senior Secured 2025 Acquisition Delayed Draw Term Loan	S+	4.75%	8.43%	7/8/2025	12/12/2029	1,920,632	1,903,059	1,901,426
O6 Environmental	(g)	Senior Secured Initial Term Loan	S+	4.75%	8.43%	8/5/2025	8/5/2032	6,074,325	6,019,768	6,074,325
O6 Environmental	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	8/5/2025	8/5/2032	—	(8,411)	—
Onyx Fire Protection Services	(g)(h)(i)	Senior Secured Second Amendment Incremental DDTL	S+	4.50%	8.18%	2/13/2026	7/31/2031	—	(7,343)	—
Russell Landscape Group	(g)	Senior Secured Initial Term Loan	S+	5.50%	9.18%	10/10/2024	4/11/2030	4,245,965	4,161,937	4,245,965
Russell Landscape Group	(g)	Senior Secured Delayed Draw Term Loan	S+	5.50%	9.18%	10/10/2024	4/11/2030	2,114,307	2,095,167	2,114,307
SavATree	(g)	Unitranche Initial Term Loan	S+	5.00%	8.68%	10/10/2024	6/6/2031	11,991,256	11,894,167	11,901,321
SavATree	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.68%	10/10/2024	6/6/2031	—	(23,357)	—
Vortex Companies	(g)	Unitranche Closing Date Term Loan	S+	5.00%	8.68%	3/4/2026	12/31/2049	2,000,000	1,970,035	2,000,000
Vortex Companies	(g)(h)	Unitranche Closing Date Term Loan	S+	5.00%	8.68%	3/31/2026	12/31/2049	—	(37,500)	—
									$68,299,473	$68,741,110
Communications Equipment
Eastern Communications	(g)	Senior Secured Term A Loan	S+	5.00%	8.68%	11/4/2025	12/30/2030	4,974,811	4,929,343	4,962,374
									$4,929,343	$4,962,374
Construction & Engineering
A1 Garage Door Service		Unitranche Term Loan A	S+	4.50%	8.18%	10/10/2024	12/22/2028	4,693,099	4,693,099	4,693,099
A1 Garage Door Service		Senior Secured Closing Date Delayed Draw Term Loan	S+	4.50%	8.18%	10/10/2024	12/22/2028	1,639,904	1,639,904	1,639,904
Cumming Group		Unitranche Initial Term Loan	S+	4.75%	8.43%	10/10/2024	11/16/2027	22,967,853	22,967,853	22,967,853
Cumming Group	(g)(h)	Senior Secured 2022 Incremental Delayed Draw Term Loan	S+	4.75%	8.43%	10/10/2024	11/16/2027	3,760,667	3,753,395	3,760,667
Gallo Mechanical	(g)	Senior Secured Initial Term Loan	S+	4.75%	8.43%	7/31/2025	8/2/2032	8,183,505	8,072,673	8,163,046

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Construction & Engineering (continued)
Gallo Mechanical	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	7/31/2025	8/2/2032	—	(7,956)	—
HR Green	(g)	Senior Secured First Amendment Term Loan	S+	5.50%	9.18%	10/10/2024	1/28/2030	5,490,734	5,404,486	5,490,734
Legacy Service Partners	(g)(h)	Senior Secured Tenth Amendment Delayed Draw Term Loan	S+	4.50%	8.18%	11/10/2025	11/10/2031	—	(3,088)	—
Legacy Service Partners	(g)	Senior Secured Twelfth Amendment Term Loan	S+	4.50%	8.18%	5/22/2025	11/10/2031	500,000	495,009	496,250
Legacy Service Partners	(g)	Senior Secured Eleventh Amendment Term Loan	S+	4.50%	8.18%	10/10/2024	2/17/2033	2,000,000	1,980,684	1,985,000
Lindsay Precast	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	5/22/2025	12/16/2032	—	(6,963)	—
Lindsay Precast	(g)	Senior Secured Initial Term Loan	S+	4.75%	8.43%	12/16/2025	12/16/2032	4,224,138	4,184,304	4,192,457
National Trench Safety	(g)	Unitranche Initial Term Loan	S+	5.50%	9.18%	10/10/2024	12/4/2028	18,628,574	18,500,333	18,628,574
RailPros	(g)	Unitranche Initial Term Loan	S+	4.25%	7.93%	5/22/2025	5/24/2032	4,084,737	4,047,984	4,084,737
RailPros	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.25%	7.93%	5/22/2025	5/24/2032	378,947	371,642	378,947
									$76,093,359	$76,481,268
Consumer Staples Distribution & Retail
Avita Pharmacy	(g)	Unitranche New Term A Loan	S+	5.00%	8.68%	11/4/2025	8/6/2030	14,060,115	13,904,353	14,060,115
									$13,904,353	$14,060,115
Containers & Packaging
Novvia Group	(g)	Unitranche Tranche B Term Loan	S+	5.25%	8.93%	6/13/2025	1/31/2032	11,623,567	11,546,880	11,623,567
Novvia Group	(g)(h)	Senior Secured 2025 Delayed Draw Term Loan	S+	5.25%	8.93%	6/13/2025	1/31/2032	821,006	815,034	821,006
Precision Concepts	(g)	Unitranche Initial Term Loan (US)	S+	4.75%	8.43%	7/31/2025	8/2/2032	2,942,319	2,916,525	2,920,252
Precision Concepts	(g)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	7/31/2025	8/2/2032	1,014,593	1,005,587	1,006,983
Precision Concepts	(g)	Senior Secured Amendment No. 1 Term Loan	S+	4.75%	8.43%	7/31/2025	8/2/2032	396,920	393,267	393,943
									$16,677,293	$16,765,751
Diversified Consumer Services
Aptive Environmental	(g)	Senior Secured Initial Term Loan	S+	4.75%	8.43%	10/15/2025	10/15/2032	9,720,930	9,629,817	9,648,023
Aptive Environmental	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	10/15/2025	10/15/2032	—	(1,988)	—
Heritage Partners	(g)(j)(l)	Unitranche Term B Loan	S+	0.00%	3.68% PIK	10/10/2024	9/29/2028	13,125,161	12,783,688	7,532,238
Heritage Partners	(g)(j)(l)	Senior Secured Delayed Draw Term Loan	S+	0.00%	3.68% PIK	10/10/2024	12/22/2026	6,181,543	6,020,720	3,547,450

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Diversified Consumer Services (continued)
Kalkomey	(g)	Unitranche Initial Term Loan	S+	5.00%	8.68%	10/10/2024	6/18/2031	16,921,066	16,661,119	16,921,066
Ned Stevens	(g)	Unitranche Initial Term Loan	S+	5.00%	8.68%	10/10/2024	11/1/2029	15,162,783	15,161,134	15,162,783
RotoCo	(g)	Senior Secured Initial Term Loan	S+	5.50%	9.18%	10/10/2024	6/30/2028	12,881,408	12,861,652	8,556,247
RotoCo	(g)	Senior Secured Delayed Draw Term Loan	S+	5.50%	9.18%	10/10/2024	6/30/2028	41,057	40,990	27,272
Southeast Lineman Training Center	(g)	Senior Secured Amendment No. 1 Term Loan	S+	5.00%	8.68%	8/18/2025	1/3/2030	5,970,000	5,892,377	5,970,000
Super-Sod	(g)(h)(k)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	2/27/2026	3/10/2032	—	(9,011)	—
Super-Sod	(g)(k)	Senior Secured Initial Term Loan	S+	4.75%	8.43%	2/27/2026	3/10/2032	8,727,273	8,640,000	8,640,000
									$87,680,498	$76,005,079
Electrical Equipment
Industrial Electric Manufacturing	(g)(h)	Senior Secured 2025 Incremental DDTL	S+	4.50%	8.18%	12/3/2025	12/3/2031	—	(2,690)	—
Industrial Electric Manufacturing	(g)	Senior Secured 2025 Incremental Term Loan	S+	4.50%	8.18%	12/3/2025	12/3/2031	5,833,135	5,807,131	5,789,386
TryStar	(g)(h)	Senior Secured Amendment No. 2 Incremental Delayed Draw Term Loan	S+	4.25%	7.93%	1/5/2026	8/6/2031	—	(11,985)	—
TryStar	(g)	Senior Secured Amendment No.2 Incremental Term Loan	S+	4.25%	7.93%	1/6/2026	8/6/2031	1,666,667	1,658,333	1,666,667
									$7,450,789	$7,456,053
Electronic Equipment, Instruments & Components
TRG Solutions	(g)(h)(k)	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	1/5/2026	1/5/2032	—	(11,510)	—
TRG Solutions	(g)(k)	Unitranche Initial Term Loan	S+	4.50%	8.18%	1/5/2026	1/5/2032	8,100,000	8,022,595	8,019,000
									$8,011,085	$8,019,000
Energy Equipment & Services
Allied Power Group	(g)	Unitranche Initial Term Loan	S+	5.00%	8.68%	10/10/2024	5/16/2030	7,078,978	6,944,055	7,078,978
Allied Power Group	(g)	Senior Secured Initial Delayed Draw Term Loan	S+	5.00%	8.68%	10/10/2024	5/16/2030	1,489,798	1,477,374	1,489,798
									$8,421,429	$8,568,776
Financial Services
AmpliFi	(g)	Senior Secured Initial Term Loan	S+	5.00%	8.68%	10/10/2024	4/23/2030	8,249,234	8,090,285	8,249,234
Aprio	(g)	Senior Secured 2025 Incremental Term Loan	S+	4.75%	8.43%	4/25/2025	8/1/2031	2,703,083	2,679,293	2,676,053
Aprio	(g)(h)	Senior Secured 2025 Incremental Delayed Draw Term Loan	S+	4.75%	8.43%	4/25/2025	8/1/2031	1,819,823	1,803,561	1,801,625

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Financial Services (continued)
Ascend Partner Services	(g)(h)	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	4.50%	8.18%	8/7/2025	8/11/2031	4,009,886	3,956,873	3,969,787
Cherry Bekaert	(g)	Unitranche Term B Loan	S+	4.50%	8.18%	10/10/2024	6/28/2030	12,398,932	12,373,804	12,398,932
Cherry Bekaert	(g)	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	10/10/2024	6/28/2030	6,358,827	6,341,974	6,358,827
Embark	(g)	Senior Secured Term B Loan	S+	4.50%	8.18%	9/2/2025	9/2/2032	4,477,500	4,436,458	4,443,919
Embark	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	9/2/2025	9/2/2032	—	(16,558)	—
Frazier & Deeter	(g)(h)	Senior Secured 2026 Incremental Delayed Draw Term Loan	S+	4.50%	8.18%	2/19/2026	5/2/2032	—	(8,593)	—
Merchant Industry & Valor PayTech	(g)	Senior Secured Term A Loan	S+	4.75%	8.43%	9/19/2025	9/19/2031	2,590,444	2,566,383	2,590,444
Merchant Industry & Valor PayTech	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	9/19/2025	9/19/2031	552,256	541,461	552,256
Prime Pensions	(g)	Unitranche Initial Term Loan	S+	4.75%	8.43%	10/10/2024	2/26/2030	6,669,935	6,604,433	6,669,935
Prime Pensions	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	10/10/2024	2/26/2030	1,775,072	1,759,450	1,775,072
									$51,128,824	$51,486,084
Food Products
Golden State Foods	(g)(k)	Unitranche Initial Term Loan	S+	4.00%	7.68%	10/10/2024	12/4/2031	1,989,924	1,985,751	1,995,058
Hometown Food Company	(g)	Senior Secured Closing Date Term B Loan	S+	4.50%	8.18%	6/9/2025	12/3/2030	2,829,649	2,809,826	2,822,575
MBC Companies	(g)	Senior Secured Third Amendment Term A Loan	S+	3.50%	7.18%	10/23/2025	9/10/2030	58,099	57,862	57,663
MBC Companies	(g)	Senior Secured Third Amendment Term B Loan	S+	4.75%	8.43%	10/20/2025	9/10/2030	936,460	928,225	929,437
Peterson Farms	(g)	Senior Secured Initial Term Loan	S+	4.00%	7.68%	11/14/2025	12/1/2032	2,992,500	2,964,463	2,970,056
									$8,746,127	$8,774,789
Health Care Equipment & Supplies
Alcresta	(g)	Unitranche First Amendment Term Loan	S+	5.50%	9.18%	12/4/2025	3/12/2031	4,083,403	4,047,161	4,050,005
Alcresta	(g)(h)	Senior Secured Delayed Draw Term B Loan	S+	5.50%	9.18%	12/4/2025	3/12/2031	—	(41,782)	—
Antylia Scientific	(g)(k)	Senior Secured Initial Term Loan	S+	4.00%	7.68%	7/21/2025	5/27/2032	3,990,000	3,899,580	3,976,713
USMed-Equip	(g)	Unitranche Initial Term Loan	S+	5.75%	9.43%	10/10/2024	5/24/2029	19,583,595	19,523,396	19,583,595
									$27,428,355	$27,610,313
Health Care Providers & Services
Accurate Neuromonitoring	(g)(k)	Unitranche Term Loan	S+	5.25%	8.93%	3/13/2026	3/13/2031	4,287,879	4,212,841	4,212,841
APT Healthcare	(g)	Unitranche Initial Term Loan	S+	4.50%	8.18%	9/30/2025	9/30/2031	7,738,889	7,649,353	7,666,635

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Health Care Providers & Services (continued)
APT Healthcare	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	9/30/2025	9/30/2031	—	(6,471)	—
Clearway Pain Solutions	(g)	Senior Secured Term Loan A	S+	5.50%	9.18%	9/22/2025	8/30/2030	4,285,589	4,224,421	4,253,445
Clearway Pain Solutions	(g)(h)	Senior Secured Tenth Amendment Delayed Draw Loan	S+	5.50%	9.18%	9/22/2025	8/31/2030	836,368	811,421	830,096
CuraLinc Healthcare	(g)(k)	Senior Secured Second Amendment Term Loan (First Lien)	S+	4.50%	8.18%	3/31/2026	8/1/2030	6,000,000	5,910,000	6,000,000
Cornerstone Caregiving	(g)(h)(k)	Senior Secured Initial Term Loan	S+	4.75%	8.43%	3/25/2026	4/1/2032	—	(48,846)	—
Dane Street	(g)(k)	Senior Secured Initial Term Loan	S+	4.50%	8.18%	3/24/2026	3/28/2033	3,445,000	3,410,571	3,410,550
MDpanel		Unitranche Initial Term Loan	S+	6.50%	10.18%	10/10/2024	8/2/2029	5,837,439	5,837,439	5,837,439
MDpanel	(g)	Senior Secured Delayed Draw Term Loan	S+	6.50%	10.18%	10/10/2024	8/2/2029	1,044,707	1,042,870	1,044,707
National Seating & Mobility		Senior Secured Amendment No. 9 Incremental Term Loan	S+	4.25%	7.93%	7/17/2025	5/14/2029	1,980,050	1,980,050	1,975,100
Patterson Companies	(g)(k)	Senior Secured Initial Term Loan	S+	4.50%	8.18%	8/13/2025	4/16/2032	9,950,000	9,027,482	8,258,500
Riccobene Associates Family Dentistry	(g)	Senior Secured Initial Term Loan	S+	4.75%	8.43%	6/6/2025	10/31/2030	8,233,265	8,143,174	8,233,265
Riccobene Associates Family Dentistry	(g)(h)	Senior Secured Initial Delayed Draw Term Loan	S+	4.75%	8.43%	6/6/2025	10/31/2030	1,760,846	1,734,881	1,760,846
RxBenefits	(g)	Senior Secured Initial Term Loan	S+	5.00%	8.68%	6/6/2025	12/19/2030	4,500,000	4,412,701	4,466,250
Sequel Ortho (fka OrthoNebraska)		Unitranche Initial Term Loan	S+	5.00%	8.68%	10/10/2024	7/31/2028	4,760,367	4,760,367	4,760,367
Sequel Ortho (fka OrthoNebraska)	(g)	Unitranche First Amendment Term Loan	S+	5.00%	8.68%	10/31/2025	7/31/2028	5,700,000	5,641,754	5,700,000
Specialized Dental	(g)	Senior Secured Sixth Amendment Term Loan	S+	4.75%	8.43%	10/30/2025	11/1/2028	8,725,794	8,682,165	8,693,230
Specialized Dental	(g)(h)	Senior Secured Sixth Amendment DDTL	S+	4.75%	8.43%	10/30/2025	11/1/2028	—	(15,565)	—
Summit Spine & Joint Centers	(g)	Unitranche Initial Term Loan	S+	4.75%	8.43%	6/13/2025	3/25/2031	12,463,140	12,294,155	12,463,140
Summit Spine & Joint Centers	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	6/13/2025	3/25/2031	—	(20,674)	—
TEAM Services 2026	(g)(k)	Senior Secured Initial Term Loan	S+	5.25%	8.93%	1/30/2026	1/31/2033	6,500,000	6,418,750	6,418,750
									$96,102,839	$95,985,161
Health Care Technology
AGS Health	(g)	Unitranche Initial Term Loan	S+	4.50%	8.18%	7/31/2025	8/2/2032	5,113,500	5,103,688	5,075,149
AGS Health	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	7/31/2025	8/2/2032	—	(1,992)	—
Avalon	(g)	Senior Secured Initial Term Loan	S+	4.50%	8.18%	12/31/2025	12/31/2031	7,500,000	7,429,600	7,438,796
VaxCare	(g)	Unitranche Initial Term Loan	S+	4.25%	7.93%	6/16/2025	6/17/2032	3,316,667	3,285,460	3,316,667
									$15,816,756	$15,830,612

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Hotels, Restaurants & Leisure
Hissho Sushi	(g)	Unitranche Amendment No.2 Incremental Term Loan	S+	4.75%	8.43%	10/20/2025	5/18/2029	9,927,500	9,841,716	9,927,500
Taymax Group		Senior Secured Initial Term Loan	S+	5.18%	8.87%	10/10/2024	7/31/2026	14,374,628	14,374,628	14,374,628
Taymax Group		Senior Secured Delayed Draw Term Loan	S+	5.18%	8.87%	10/10/2024	8/2/2027	7,998,027	7,998,027	7,998,027
									$32,214,371	$32,300,155
Insurance
SIAA (Alliance Holdings)		Unitranche Seventh Amendment Refinancing Term Loan	S+	4.75%	8.43%	10/10/2024	4/30/2030	24,948,013	24,948,013	24,948,013
									$24,948,013	$24,948,013
Interactive Media & Services
Integral Ad Science	(g)	Senior Secured Initial Term Loan	S+	5.00%	8.68%	12/22/2025	12/23/2031	9,440,625	9,118,908	9,369,820
									$9,118,908	$9,369,820
Internet Software & Services
Argano	(g)(h)	Senior Secured Second Amendment Delayed Draw Term Loan	S+	5.50%	9.18%	12/3/2025	9/13/2029	862,511	821,762	852,807
Dun & Bradstreet	(g)	Unitranche Initial Term Loan	S+	5.50%	9.18%	8/26/2025	8/26/2032	4,987,500	4,942,067	4,962,563
Power Digital	(g)	Unitranche Initial Term Loan	S+	4.75%	8.43%	10/10/2024	3/11/2030	11,125,481	11,102,427	11,125,481
Power Digital	(g)	Senior Secured Initial Delayed Draw Term Loan	S+	4.75%	8.43%	10/10/2024	3/11/2030	638,924	637,600	638,924
									$17,503,856	$17,579,775
IT Services
GoldenSource		Unitranche Initial Term Loan	S+	5.00%	8.68%	10/10/2024	5/12/2028	8,094,508	8,094,508	8,094,508
Med Tech Solutions	(g)	Unitranche Initial Term Loan	S+	5.25%	8.93%	6/3/2025	6/3/2032	5,809,646	5,717,516	5,809,646
Med Tech Solutions	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	5.25%	8.93%	6/3/2025	6/3/2032	—	(23,864)	—
Trace3 2025	(g)(k)	Unitranche Closing Date Term B Loan	S+	4.00%	7.68%	10/8/2025	10/29/2032	3,619,048	3,585,718	3,534,905
									$17,373,878	$17,439,059
Leisure Products
PlayPower 2025	(g)	Unitranche Initial Term Loan	S+	5.25%	8.93%	7/25/2025	10/29/2031	14,102,655	13,839,576	13,961,628
									$13,839,576	$13,961,628
Life Sciences Tools & Services
TCP Analytical	(g)	Unitranche First Amendment US Term Loan A	S+	5.00%	8.68%	6/17/2025	3/12/2031	8,932,500	8,833,625	8,932,500
									$8,833,625	$8,932,500

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Machinery
80/20	(g)	Unitranche Initial Term Loan	S+	4.50%	8.18%	12/12/2025	12/13/2032	6,142,857	6,084,893	6,098,563
80/20	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	12/12/2025	12/13/2032	—	(8,571)	—
Barnes Group 2025	(g)(k)	Senior Secured Term Loan	S+	4.75%	8.43%	10/17/2025	10/22/2032	5,500,000	5,394,156	5,472,500
Bettcher Industries	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	7.68%	12/11/2025	12/14/2028	—	872	—
Tank Holdings	(g)	Unitranche Initial Term Loan	S+	6.00%	9.68%	2/6/2025	3/31/2028	6,336,478	6,268,988	6,288,955
Tank Holdings	(g)	Senior Secured Delayed Draw Term Loan	S+	6.00%	9.68%	2/6/2025	3/31/2028	607,154	598,037	602,600
Voeller Mixers	(g)	Senior Secured Closing Date Initial Term Loan	S+	4.75%	8.43%	11/25/2025	11/25/2032	4,069,767	4,031,001	4,039,244
Voeller Mixers	(g)(h)	Senior Secured Initial Delayed Draw Term Loan	S+	4.75%	8.43%	11/25/2025	11/25/2032	—	(7,737)	—
									$22,361,639	$22,501,862
Media
Allyant	(g)(i)	Unitranche Closing Date Term A Loan	S+	6.00%	9.68%	10/10/2024	10/30/2026	22,939,535	22,900,775	22,939,535
Encore	(g)(k)	Senior Secured Initial Term Loan	S+	5.00%	8.68%	3/17/2026	12/5/2031	3,857,713	3,664,827	3,664,827
									$26,565,602	$26,604,362
Metals & Mining
Forged Solutions	(g)(i)	Senior Secured Initial Term Loan	S+	4.75%	8.43%	2/27/2026	2/25/2033	4,166,667	4,125,000	4,135,417
									$4,125,000	$4,135,417
Oil, Gas & Consumable Fuels
Palmdale Oil	(g)	Unitranche Initial Term Loan	S+	4.75%	8.43%	12/5/2025	12/12/2031	846,196	843,093	839,849
									$843,093	$839,849
Personal Care Products
Mary Ruth's	(g)	Senior Secured Closing Date Term A Loan	S+	4.00%	7.68%	10/8/2025	9/30/2030	1,234,375	1,229,249	1,234,375
Mary Ruth's	(g)	Senior Secured Closing Date Term B Loan	S+	4.75%	8.43%	10/8/2025	9/30/2031	3,731,250	3,698,164	3,731,250
									$4,927,413	$4,965,625
Pharmaceuticals
Minds & Assembly	(g)	Unitranche Initial Term Loan	S+	5.00%	8.68%	10/10/2025	5/3/2029	7,980,000	7,876,365	7,980,000
									$7,876,365	$7,980,000

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Professional Services
Epiq	(g)(k)	Senior Secured 2025 Refinancing Term Loan (First Lien)	S+	4.00%	7.68%	10/8/2025	4/26/2029	907,681	787,283	785,901
Foundation Source	(g)	Senior Secured Delayed Draw Term A Loan	S+	5.00%	8.68%	10/10/2024	9/6/2030	4,230,352	4,208,701	4,230,352
Foundation Source		Senior Secured Initial Term Loan	S+	5.00%	8.68%	10/10/2024	9/6/2030	13,433,780	13,433,780	13,433,780
Lighthouse	(g)	Unitranche First Amendment Incremental Term Loan	S+	5.00%	8.68%	6/2/2025	12/31/2029	647,242	644,883	647,242
Lighthouse	(g)	Unitranche Initial Term Loan	S+	5.00%	8.68%	6/2/2025	12/31/2029	20,673,583	20,586,563	20,673,582
Magna Legal Services		Senior Secured Initial Term Loan	S+	4.50%	8.18%	10/10/2024	11/22/2029	13,703,104	13,703,104	13,703,104
Magna Legal Services		Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	10/10/2024	11/22/2029	3,836,309	3,836,309	3,836,309
Proceed	(g)(k)	Unitranche Term Loan	S+	4.50%	8.18%	3/31/2026	3/31/2032	3,708,333	3,671,250	3,671,250
									$60,871,873	$60,981,520
Software
AIA Contract Documents	(g)	Senior Secured Term Loan	S+	4.75%	8.43%	7/2/2025	7/2/2031	5,065,454	4,997,502	5,065,454
FMG Suite	(g)	Unitranche Initial Term Loan	S+	4.75%	8.43%	9/9/2025	9/9/2032	6,267,311	6,211,042	6,267,311
FMG Suite	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	9/9/2025	9/9/2032	—	(7,818)	—
PKWARE	(g)	Unitranche Term A Loan	S+	4.50%	8.18%	6/2/2025	6/3/2030	12,108,434	11,983,095	12,108,433
Inmar	(g)	Senior Secured Amendment No. 4 Refinancing Term Loan (First Lien)	S+	4.50%	8.18%	9/12/2025	10/30/2031	1,984,962	1,980,000	1,965,112
InvestCloud	(g)	Senior Secured Initial Term Loan	S+	4.00%	7.68%	1/16/2026	1/27/2033	3,000,000	2,971,007	2,977,500
Mitratech	(g)	Unitranche Closing Date Initial Term Loan	S+	4.75%	8.43%	12/2/2025	12/2/2031	9,174,312	9,131,472	9,128,440
Mitratech	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	12/2/2025	12/2/2031	—	(1,127)	—
PayByPhone	(g)(i)(k)	Unitranche Initial Term Loan	S+	4.75%	8.43%	3/31/2026	3/31/2033	5,666,667	5,610,000	5,610,000
Tribute Technology		Unitranche Initial Term Loan	S+	5.50%	9.18%	10/10/2024	10/30/2028	14,973,924	14,973,924	14,973,923
Tribute Technology		Senior Secured Delayed Draw Term Loan	S+	5.75%	9.43%	10/10/2024	10/30/2028	3,356,808	3,356,808	3,356,808
Unison Global		Unitranche 2024-1 Repricing Term Loan	S+	5.00%	8.68%	10/10/2024	9/19/2028	14,735,547	14,735,547	14,661,870
Unison Global	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.68%	10/10/2024	9/19/2028	606,181	604,604	603,150
									$76,546,056	$76,718,001

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Trading Companies & Distributors
Apex Service Partners	(g)	Unitranche Second Amendment Incremental Term Loan	S+	5.00%	8.68%	4/29/2025	10/24/2030	1,894,426	1,878,065	1,884,954
Apex Service Partners	(g)	Senior Secured Second Amendment Incremental DDTL Loan	S+	5.00%	8.68%	4/29/2025	10/24/2030	5,572,750	5,525,528	5,544,886
Industrial Service Group		Unitranche Initial Term Loan	S+	5.75%	9.43%	10/10/2024	12/7/2028	6,977,418	6,977,418	6,977,418
Industrial Service Group		Senior Secured Delayed Draw Term Loan	S+	5.75%	9.43%	10/10/2024	12/7/2028	3,633,231	3,633,231	3,633,231
Levata	(g)	Senior Secured Sixteenth Amendment Incremental Effective Date Term Loan	S+	5.00%	8.68%	8/20/2025	12/21/2027	4,858,834	4,821,716	4,834,539
Levata	(g)(h)	Senior Secured Sixteenth Amendment Incremental Delayed Draw Term Loan	S+	5.00%	8.68%	8/20/2025	12/21/2027	—	(3,848)	—
R.F. Fager	(g)	Senior Secured First Amendment Term Loan	S+	5.00%	8.68%	5/22/2025	3/4/2030	1,733,867	1,707,858	1,725,198
R.F. Fager	(g)(h)	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.68%	5/22/2025	3/4/2030	646,252	637,024	643,020
SupplyHouse	(g)	Senior Secured Initial Term Loan	S+	4.00%	7.68%	7/1/2025	7/1/2032	3,731,250	3,714,244	3,703,266
									$28,891,236	$28,946,512
Water Utilities
Vessco Water	(g)(h)	Senior Secured 2025 Incremental DDTL	S+	4.50%	8.18%	11/3/2025	7/24/2031	—	(7,265)	—
Vessco Water	(g)	Unitranche 2025 Incremental Term Loan	S+	4.50%	8.18%	11/3/2025	7/24/2031	3,248,971	3,234,946	3,224,603
									$3,227,681	$3,224,603
				Total APCF SPV I, LLC					$910,740,749	$902,399,421
Audax Private Credit Subsidiary, LLC
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m)
Capital Markets
Cerity Partners	(g)(h)	Senior Secured Initial Revolving Loan	S+	4.50%	8.18%	10/10/2024	7/28/2031	$589,126	$583,937	$589,126
									$583,937	$589,126
Commercial Services & Supplies
Russell Landscape Group	(g)(h)	Senior Secured Revolving Loan	S+	5.50%	9.18%	10/10/2024	4/11/2030	188,267	184,261	188,267
SavATree	(g)(h)	Senior Secured Revolving Credit Loan	S+	5.00%	8.68%	10/10/2024	6/6/2031	119,577	118,567	118,681
SavATree	(g)	Unitranche Initial Term Loan	S+	5.00%	8.68%	10/10/2024	6/6/2031	3,252,978	3,252,682	3,228,580
									$3,555,510	$3,535,528

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Construction & Engineering
National Trench Safety	(g)(h)	Senior Secured Revolving Loan	S+	5.50%	9.18%	10/10/2024	12/4/2028	1,664,475	1,653,558	1,664,475
RailPros	(g)(h)	Senior Secured Revolving Loan	S+	4.25%	7.93%	5/22/2025	5/24/2032	—	(5,811)	—
									$1,647,747	$1,664,475
Diversified Consumer Services
Heritage Partners	(g)(h)(j)(l)	Senior Secured Revolving Credit Loan	S+	0.00%	3.68% PIK	10/10/2024	9/29/2028	2,525,827	2,495,870	1,449,516
Ned Stevens	(g)	Unitranche Initial Term Loan	S+	5.00%	8.68%	10/10/2024	11/1/2029	2,854,862	2,853,147	2,854,862
Ned Stevens	(h)	Senior Secured Revolving Loan	S+	5.00%	8.68%	10/10/2024	11/1/2028	256,427	256,427	256,427
RotoCo	(g)(h)	Senior Secured Initial Revolving Loan	S+	5.50%	9.18%	10/10/2024	6/30/2028	1,610,404	1,608,660	1,069,683
									$7,214,104	$5,630,488
Financial Services
Cherry Bekaert	(g)(h)	Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	10/10/2024	6/28/2030	321,714	316,567	321,714
									$316,567	$321,714
Health Care Equipment & Supplies
USMed-Equip	(g)(h)	Senior Secured Revolving Credit Loan	S+	5.75%	9.43%	10/10/2024	5/24/2029	—	(5,318)	—
									$(5,318)	$—
Health Care Providers & Services
Hilco Vision	(j)	Senior Secured Second Out Term Loan	S+	6.00% PIK	9.68%	10/10/2024	4/21/2030	5,832,447	5,832,447	3,900,952
Hilco Vision	(h)	Senior Secured Revolving Loan	S+	6.00% PIK	9.68%	10/10/2024	4/21/2030	1,346,077	1,346,077	1,346,077
Sequel Ortho (fka OrthoNebraska)	(g)(h)	Senior Secured Revolving Loan	S+	5.00%	8.68%	10/10/2024	7/31/2028	—	(1,384)	—
									$7,177,140	$5,247,029
Internet Software & Services
Power Digital	(g)(h)	Senior Secured Initial Revolving Loan	S+	4.75%	8.43%	10/10/2024	3/11/2030	655,469	650,687	655,469
									$650,687	$655,469

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
IT Services
GoldenSource	(h)	Senior Secured Revolving Loan	S+	5.00%	8.68%	10/10/2024	5/12/2028	707,280	707,280	707,280
									$707,280	$707,280
Media
Allyant	(g)(h)(i)	Senior Secured Revolving Loan	S+	6.00%	9.68%	10/10/2024	10/30/2026	—	(3,426)	—
									$(3,426)	$—
Professional Services
Dwellworks	(g)(j)	Senior Secured Initial Term Loan	S+	8.50% PIK	12.18%	10/10/2024	3/31/2027	10,438,717	7,380,215	3,420,444
Dwellworks (Tranche B-1)	(g)(j)	Senior Secured Tranche B-1 Loan	Fixed	18.00% PIK	20.00%	10/10/2024	3/31/2027	5,568,956	3,973,959	—
Foundation Source	(h)	Senior Secured Revolving Loan	S+	5.00%	8.68%	10/10/2024	9/6/2029	171,787	171,787	171,787
Lighthouse	(g)(h)	Senior Secured Revolving Loan	S+	5.00%	8.68%	10/10/2024	12/31/2029	—	(13,398)	—
									$11,512,563	$3,592,231
Software
Tribute Technology	(g)(h)	Senior Secured Revolving Credit Loan	S+	6.50%	10.18%	10/10/2024	10/30/2028	1,131,285	1,131,283	1,131,285
									$1,131,283	$1,131,285
Trading Companies & Distributors
Industrial Service Group	(h)	Senior Secured Revolving Loan	S+	5.75%	9.43%	10/10/2024	12/7/2028	994,731	994,731	994,731
R.F. Fager	(g)(h)	Senior Secured Revolving Loan	S+	5.00%	8.68%	5/22/2025	3/4/2030	75,922	70,698	75,543
									$1,065,429	$1,070,274
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS
Aerospace & Defense
Blue Raven Solutions	(j)	Class A Units				10/10/2024		1,374,300	—	4,562,675
									$—	$4,562,675
Commercial Services & Supplies
ScentAir	(j)	Class A Units				10/10/2024		858,937	806,166	759,442
									$806,166	$759,442

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
Construction & Engineering
A1 Garage Door Service	(j)	Class A Common Units				10/10/2024		781	1,368,519	2,458,361
National Trench Safety	(j)	Preferred Units				4/3/2025		3,266	357,207	414,633
National Trench Safety	(j)	Common Units				10/10/2024		7,161	642,983	601,063
									$2,368,709	$3,474,057
Consumer Staples Distribution & Retail
Avita Pharmacy	(j)	Class A Common Units				10/10/2024		1,273,295	471,761	4,496,693
Avita Pharmacy	(j)	Preferred Units				10/10/2024		1,187,627	864,846	615,599
Avita Pharmacy	(j)	Junior Preferred Units				10/10/2024		22,654	27,131	31,167
									$1,363,738	$5,143,459
Diversified Consumer Services
Ned Stevens	(j)	Class A Capital Units				10/10/2024		1,737	1,902,090	2,157,021
									$1,902,090	$2,157,021
Energy Equipment & Services
Allied Power Group	(j)	Class A Units				10/10/2024		400,281	400,281	1,173,918
									$400,281	$1,173,918
Food Products
Florida Food Products	(j)	Common Units				10/10/2024		1,536,658	1,530,283	507,972
									$1,530,283	$507,972
Health Care Equipment & Supplies
USMed-Equip	(j)	Common Units				10/10/2024		13,738	1,010,899	978,754
									$1,010,899	$978,754
Health Care Providers & Services
Hilco Vision	(j)	Class A Common Stock				10/10/2024		4,496	1,988,337	—
MDpanel	(j)	Class A Units				10/10/2024		764,074	735,555	490,139
Shearwater Health	(j)	Class A Common Stock				10/10/2024		687	1,839,962	2,050,022
									$4,563,854	$2,540,161

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
Insurance
SIAA (Alliance Holdings)	(j)	Common Units				10/10/2024		7,635	1,162,946	1,894,015
									$1,162,946	$1,894,015
Internet Software & Services
Power Digital	(j)	Class L Common Units				10/10/2024		81,934	852,220	1,232,483
									$852,220	$1,232,483
IT Services
GoldenSource	(j)	Class A Membership Interests				10/10/2024		327,445	441,589	733,730
Voyatek	(j)	Class C LP Units				10/10/2024		1,337	404,003	—
									$845,592	$733,730
Media
Allyant	(i)(j)	Common Shares				10/10/2024		5	1,533,995	704,429
									$1,533,995	$704,429
Professional Services
Dwellworks	(j)	Preferred Units				10/10/2024		984,915	—	—
Foundation Source	(j)	Class A LP Interests				10/10/2024		1,824	2,003	2,806
Foundation Source	(j)	Class B LP Interests				10/10/2024		1,822,812	2,002,692	2,803,879
Lighthouse	(j)	LP Interests				10/10/2024		3,519	6,701,863	7,903,482
									$8,706,558	$10,710,167
Software
PracticeTek	(j)	LP Interests				10/10/2024		1,441,373	1,803,344	1,541,028
Tribute Technology	(j)	Class A-1 Units				10/10/2024		1,570	1,241,560	880,354
									$3,044,904	$2,421,382
				Total Audax Private Credit Subsidiary, LLC					$65,645,738	$63,138,564

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m)
Aerospace & Defense
Tronair 2025	(g)(h)	Senior Secured Revolving Loan	S+	3.75%	7.43%	12/18/2025	12/22/2032	—	$(10,833)	$—
Vantor	(g)(k)	Senior Secured Initial Term Loan	S+	4.50%	8.18%	2/27/2026	3/3/2033	2,000,000	1,970,168	1,964,380
									$1,959,335	$1,964,380
Building Products
Leaf Home	(g)(h)	Senior Secured Revolving Credit Loan	S+	5.25%	8.93%	9/4/2025	9/4/2031	195,000	184,836	193,538
									$184,836	$193,538
Capital Markets
Steward Partners	(g)(h)	Senior Secured Revolving Loan	S+	4.75%	8.43%	6/13/2025	10/14/2028	—	(10,592)	—
									$(10,592)	$—
Chemicals
Shrieve	(g)(k)	Unitranche Initial Term Loan	S+	6.00%	9.68%	6/13/2025	10/30/2030	1,000,000	980,000	980,000
									$980,000	$980,000
Commercial Services & Supplies
Beacon Communications	(g)(h)(k)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	3/31/2026	12/31/2049	—	(10,417)	—
Beacon Communications	(g)(h)(k)	Senior Secured Revolving Loan	S+	4.75%	8.43%	3/31/2026	12/30/2032	—	(8,333)	—
Beacon Communications	(g)(k)	Senior Secured Term Loan	S+	4.75%	8.43%	3/31/2026	12/31/2049	1,500,000	1,485,000	1,485,000
Brown & Root	(g)(h)	Senior Secured Revolving Loan	S+	5.00%	8.68%	10/3/2025	10/3/2030	541,381	520,068	537,321
Certified Collision Group	(g)(h)	Senior Secured Revolving Facility	S+	4.50%	8.18%	12/30/2025	12/30/2032	—	(13,082)	—
Denali Water Solutions 2025	(g)(h)	Senior Secured Revolving Loan	S+	4.75%	8.43%	11/13/2025	11/19/2032	538,462	527,640	534,423
Eagle Fire	(g)(h)	Senior Secured Initial Revolving Loan	S+	4.50%	8.18%	7/15/2025	7/15/2032	—	(8,465)	—
Healthcare Linen Services Group	(g)(h)(k)	Senior Secured Revolving Credit Loan	S+	4.75%	8.43%	2/2/2026	2/2/2033	—	(7,877)	—
HeartLand	(g)(h)	Senior Secured Revolving Credit Loan	S+	4.75%	8.43%	11/5/2025	12/12/2029	58,347	50,360	57,763
O6 Environmental	(g)(h)	Senior Secured Revolving Loan	S+	4.75%	8.43%	8/5/2025	8/5/2032	—	(14,861)	—
Vortex Companies	(g)(h)	Unitranche Amendment No. 7 Incremental Term Loan (First Lien)	S+	5.00%	8.68%	3/31/2026	12/31/2049	—	(22,500)	—
									$2,497,533	$2,614,507

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Commercial Services & Supplies (continued)
Construction & Engineering
Gallo Mechanical	(g)(h)	Senior Secured Initial Revolving Loan	S+	4.75%	8.43%	7/31/2025	8/2/2032	234,400	210,486	233,814
Legacy Service Partners	(g)(h)	Senior Secured Revolving Loan	S+	4.50%	8.18%	11/7/2025	11/10/2031	—	(805)	—
Lindsay Precast	(g)(h)	Senior Secured Revolving Loan	S+	4.75%	8.43%	12/15/2025	11/10/2031	—	(12,757)	—
									$196,924	$233,814
Consumer Staples Distribution & Retail
Avita Pharmacy	(g)(h)	Senior Secured Revolving Loan (2025)	S+	5.00%	8.68%	11/4/2025	8/6/2030	—	(14,491)	—
									$(14,491)	$—
Containers & Packaging
Novvia Group	(g)(h)	Senior Secured Initial Refinancing Revolving Loan	S+	5.25%	8.93%	6/13/2025	1/31/2031	294,268	288,602	294,268
Precision Concepts	(g)(h)	Senior Secured Revolving Credit Loan	S+	4.75%	8.43%	7/31/2025	8/2/2032	138,736	133,092	137,695
									$421,694	$431,963
Diversified Consumer Services
Aptive Environmental	(g)(h)	Senior Secured Initial Revolving Loan	S+	4.75%	8.43%	10/15/2025	10/15/2032	—	(7,973)	—
Heritage Partners	(l)	Senior Secured First Out Term Loan	S+	0.00%	3.68% PIK	7/9/2025	9/29/2028	1,964,942	1,964,942	1,964,942
Southeast Lineman Training Center	(g)(h)	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	5.00%	8.68%	12/22/2025	1/3/2030	—	(63,958)	—
Super-Sod	(g)(h)(k)	Senior Secured Revolving Loan	S+	4.75%	8.43%	2/27/2026	3/10/2032	—	(14,453)	—
									$1,878,558	$1,964,942
Electrical Equipment
TryStar	(h)	Senior Secured Amendment No. 2 Incremental Revolver	S+	4.25%	7.93%	1/6/2026	8/6/2031	—	(6,392)	—
									$(6,392)	$—
Electronic Equipment, Instruments & Components
TRG Solutions	(h)(k)	Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	1/5/2026	1/5/2032	—	(14,397)	—
									$(14,397)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Financial Services
Aprio	(g)(h)	Senior Secured 2025-2 Incremental Delayed Draw Term Loan	S+	4.75%	8.43%	12/23/2025	8/1/2031	—	(11,790)	—
Embark	(g)(h)	Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	9/2/2025	9/2/2032	72,000	63,714	71,460
Merchant Industry & Valor PayTech	(g)(h)	Senior Secured Revolving Loan	S+	4.75%	8.43%	9/19/2025	9/19/2031	39,938	35,344	39,938
									$87,268	$111,398
Health Care Equipment & Supplies
Alcresta	(g)(h)	Senior Secured Revolving Loan	S+	5.50%	9.18%	12/4/2025	3/12/2031	104,794	100,560	103,937
Visor Buyer, Inc.	(l)	Senior Secured Initial Term Loan	S+	6.50%	10.18%	12/15/2025	12/15/2031	3,270,841	3,270,841	3,270,841
									$3,371,401	$3,374,778
Health Care Providers & Services
Accurate Neuromonitoring	(g)(h)(k)	Senior Secured DDTL	S+	5.25%	8.93%	3/13/2026	3/13/2031	—	(6,343)	—
Accurate Neuromonitoring	(g)(h)(k)	Senior Secured Revolving Facility	S+	5.25%	8.93%	3/13/2026	3/13/2031	72,727	64,297	71,455
Accurate Neuromonitoring	(g)(k)	Unitranche Term Loan	S+	5.25%	8.93%	3/13/2026	3/13/2031	2,500,000	2,456,250	2,456,250
APT Healthcare	(g)(h)	Senior Secured Initial Revolving Credit Loan	S+	4.50%	8.18%	9/30/2025	9/30/2031	—	(12,858)	—
Clearway Pain Solutions	(g)(h)	Senior Secured Revolving Loan	S+	5.50%	9.18%	9/22/2025	8/31/2030	342,602	318,405	340,032
Cornerstone Caregiving	(g)(h)(k)	Senior Secured Revolving Loan	S+	4.75%	8.43%	3/25/2026	4/1/2032	—	(6,153)	—
Cornerstone Caregiving	(g)(h)(k)	Senior Secured Initial Term Loan	S+	4.75%	8.43%	3/25/2026	4/1/2032	—	(24,999)	—
CuraLinc Healthcare	(g)(k)	Senior Secured Second Amendment Term Loan (First Lien)	S+	4.50%	8.18%	3/31/2026	8/1/2030	3,000,000	2,955,000	3,000,000
Dane Street	(g)(h)(k)	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	3/24/2026	3/28/2033	—	(12,136)	—
Dane Street	(g)(h)(k)	Senior Secured Revolving Loan	S+	4.50%	8.18%	3/24/2026	3/28/2033	—	(11,250)	—
Dane Street	(g)(k)	Senior Secured Initial Term Loan	S+	4.50%	8.18%	3/24/2026	3/28/2033	2,000,000	1,980,012	1,980,000
MB2 Dental Solutions	(g)(h)	Senior Secured Tranche 2 Delayed Draw Term Loan	S+	5.50%	9.18%	3/4/2026	2/13/2031	—	(17,235)	—
Riccobene Associates Family Dentistry	(g)(h)	Senior Secured Initial Revolving Loan	S+	4.75%	8.43%	6/6/2025	10/31/2030	—	(9,053)	—
Sequel Ortho (fka OrthoNebraska)	(g)(h)	Senior Secured Revolving Loan	S+	5.00%	8.68%	10/10/2024	7/31/2028	—	(2,421)	—
Specialized Dental	(g)(h)	Senior Secured Revolving Loan	S+	4.75%	8.43%	10/30/2025	11/1/2028	—	(5,210)	—
Summit Spine & Joint Centers	(g)(h)	Senior Secured Revolving Loan	S+	4.75%	8.43%	6/13/2025	3/25/2031	113,619	88,952	113,619

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Health Care Technology
AGS Health	(g)(h)	Senior Secured Tranche A Revolving Credit Loan	S+	4.50%	8.18%	7/31/2025	8/2/2032	—	(1,411)	—
Avalon	(g)(h)	Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	12/31/2025	12/31/2031	—	(14,360)	—
VaxCare	(g)(h)	Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	6/16/2025	6/17/2032	—	(5,943)	—
									$(21,714)	$—
Insurance
EPIC Insurance 2021	(g)(h)	Senior Secured Refinancing Second Amendment Delayed Draw Term Loan	S+	4.50%	8.18%	2/18/2026	9/29/2028	—	(9,717)	—
									$(9,717)	$—
Internet Software & Services
Dun & Bradstreet	(g)(h)	Senior Secured Revolving Credit Loan	S+	5.50%	9.18%	8/26/2025	8/26/2032	—	(4,580)	—
									$(4,580)	$—
IT Services
Med Tech Solutions	(g)(h)	Senior Secured Revolving Loan	S+	5.25%	8.93%	6/3/2025	6/3/2032	—	(14,291)	—
VC3	(g)(h)	Senior Secured DDTL E	S+	5.00%	8.68%	12/22/2025	3/12/2029	—	(112,987)	—
									$(127,278)	$—
Leisure Products
PlayPower 2025	(g)(h)	Senior Secured Revolving Loan	S+	5.25%	8.93%	7/25/2025	10/29/2030	198,923	183,054	196,934
									$183,054	$196,934
Machinery
80/20	(g)(h)	Senior Secured Revolving Loan	S+	4.50%	8.18%	12/12/2025	12/13/2032	—	(11,019)	—
Voeller Mixers	(g)(h)	Senior Secured Revolving Loan	S+	4.75%	8.43%	11/25/2025	11/25/2032	271,318	259,138	269,283
									$248,119	$269,283
Media
Encore	(g)(h)(k)	Senior Secured Revolving Loan	S+	5.00%	8.68%	3/17/2026	12/5/2029	113,858	82,231	108,165
Encore	(g)(k)	Senior Secured Initial Term Loan	S+	5.00%	8.68%	3/17/2026	12/5/2031	1,994,962	1,895,214	1,895,214
									$1,977,445	$2,003,379

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Metals & Mining
Forged Solutions	(g)(h)(i)	Senior Secured Revolving Loan	S+	4.75%	8.43%	2/27/2026	2/25/2033	—	(8,239)	—
									$(8,239)	$—
Professional Services
Proceed	(g)(h)(k)	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	7/2/2025	3/31/2028	—	(10,417)	—
Proceed	(g)(h)(k)	Senior Secured Revolver	S+	4.50%	8.18%	9/9/2025	12/31/2049	—	(2,083)	—
Proceed	(g)(k)	Unitranche Term Loan	S+	4.50%	8.18%	3/31/2026	3/31/2032	1,500,000	1,485,000	1,485,000
									$1,472,500	$1,485,000
Software
AIA Contract Documents	(g)(h)	Senior Secured Revolving Loan	S+	4.75%	8.43%	7/2/2025	7/2/2031	—	(11,979)	—
FMG Suite	(g)(h)	Senior Secured Revolving Loan	S+	4.75%	8.43%	9/9/2025	9/9/2032	—	(9,397)	—
Mitratech	(g)(h)	Senior Secured Revolving Loan	S+	4.75%	8.43%	12/2/2025	12/2/2031	—	(1,735)	—
PKWARE	(g)(h)	Senior Secured Revolving Loan	S+	4.50%	8.18%	6/2/2025	6/3/2030	—	(18,940)	—
PayByPhone	(g)(h)(i)(k)	Senior Secured Revolving Credit	S+	4.75%	8.43%	9/9/2025	3/31/2033	—	(16,667)	—
PayByPhone	(g)(i)(k)	Unitranche Initial Term Loan	S+	4.75%	8.43%	3/31/2026	3/31/2033	3,000,000	2,970,000	2,970,000
PayByPhone	(g)(h)(i)(k)	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	6/2/2025	3/31/2033	—	(13,333)	—
									$2,897,949	$2,970,000
Trading Companies & Distributors
Apex Service Partners	(g)(h)	Senior Secured Third Amendment Incremental Delayed Draw Term Loan	S+	4.75%	8.40%	11/21/2025	10/24/2030	338,182	322,602	336,491
Radwell	(g)(h)	Senior Secured 2026 Delayed Draw Term Loan	S+	4.75%	8.43%	3/9/2026	4/1/2030	—	(30,000)	—
SupplyHouse	(g)(h)	Senior Secured Revolving Credit Loan	S+	4.00%	7.68%	7/1/2025	7/1/2032	—	(5,590)	—
									$287,012	$336,491
Water Utilities
Vessco Water	(g)(h)	Senior Secured Revolving Loan	S+	4.50%	8.18%	11/3/2025	7/24/2031	—	(2,723)	—
									$(2,723)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS
Commercial Services & Supplies
Certified Collision Group	(j)	Class A Units				12/30/2025		774	774,031	774,031
Eagle Fire	(j)	Units				7/14/2025		833,333	833,333	618,860
									$1,607,364	$1,392,891
Diversified Consumer Services
Super-Sod	(j)	Class A Units				2/23/2026		120,000	120,000	99,480
									$120,000	$99,480
Electronic Equipment, Instruments & Components
TRG Solutions	(j)	Class A Units				1/5/2026		120,000	120,000	120,000
									$120,000	$120,000
Financial Services
Embark	(j)	Common Units				9/2/2025		90,000	90,000	78,300
									$90,000	$78,300
Health Care Equipment & Supplies
Visor Buyer, Inc.	(j)(l)	Class A-1 Common Stock				12/15/2025		4,522,621	4,522,622	2,663,309
									$4,522,622	$2,663,309
Health Care Technology
Avalon	(j)	Class A-1 Units				12/31/2025		90,000	90,000	90,000
									$90,000	$90,000
IT Services
Med Tech Solutions	(j)	Class A Units				6/3/2025		166,163	166,164	162,351
									$166,164	$162,351
Machinery
80/20	(j)	Class A Units				12/11/2025		90,000	90,000	84,875
									$90,000	$84,875
				Total Audax Private Credit Fund, LLC					$32,984,913	$31,782,969

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF Equity, LLC
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS
Commercial Services & Supplies
O6 Environmental	(j)	Common Units				8/5/2025		448	$448,009	$596,205
Russell Landscape Group	(j)	Class A Units				10/10/2024		5,528	552,762	747,994
									$1,000,771	$1,344,199
Construction & Engineering
Gallo Mechanical	(j)	Units				7/31/2025		840,000	830,186	954,074
									$830,186	$954,074
Containers & Packaging
Novvia Group	(j)	Common Units				10/10/2024		28,290	650,105	502,444
									$650,105	$502,444
Diversified Consumer Services
Heritage Partners	(j)(l)	Merger Units				7/9/2025		196	196	—
Kalkomey	(j)	Class A Units				10/10/2024		116,815	1,168,155	1,240,148
									$1,168,351	$1,240,148
Financial Services
Cherry Bekaert	(j)	Class A Units				10/10/2024		618,019	780,092	1,626,080
Merchant Industry & Valor PayTech	(j)	Class A Units				9/19/2025		1,500	150,000	3,445
Prime Pensions		LP Interests				10/10/2024		668,564	608,571	631,652
									$1,538,663	$2,261,177
Health Care Providers & Services
APT Healthcare	(j)	Class A-5 Common Units				9/30/2025		74,211	100,000	158,676
Dane Street	(j)	Class A Units				3/24/2026		90	90,000	90,000
Sequel Ortho (fka OrthoNebraska)	(j)	LP Interests				10/10/2024		34,285	328,148	484,552
									$518,148	$733,228
Hotels, Restaurants & Leisure
Taymax Group	(j)	Class A Units				10/10/2024		12,729	2,543,229	2,780,992
									$2,543,229	$2,780,992

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF Equity, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
Professional Services
Magna Legal Services	(j)	Class A Units				10/10/2024		14,607	1,577,591	2,396,841
									$1,577,591	$2,396,841
Software
Cast & Crew (fka Backstage)	(j)	Class A-3 Units				10/10/2024		5,801	406,596	2,193,339
									$406,596	$2,193,339
Trading Companies & Distributors
Industrial Service Group	(j)	Class A Units				10/10/2024		622	$1,058,917	$1,193,547
Industrial Service Group	(j)	Class A-1 Units				3/10/2025		19	25,961	8,218
									$1,084,878	$1,201,765
				Total APCF Equity, LLC					11,318,518	15,608,207
				Total Portfolio Investments					$1,020,689,918	$1,012,929,161

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
(b)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Audax Private Credit Fund, LLC (the “Fund”) owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
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
(e)
At March 31, 2026, the cost of investments for income tax purposes was $1,020,689,918, the gross unrealized depreciation for federal tax purposes was $32,466,610, the gross unrealized appreciation for federal income tax purposes was $24,705,853, and the net unrealized depreciation was $7,760,757.
(f)
Investments within APCF SPV I, LLC are pledged as collateral to the Leverage Facility. Refer to Note 8 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
(g)
Includes a portion of original issue discount and payment-in-kind, where applicable. The interest rate shown was the current rate as of March 31, 2026 and changes periodically.
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
(i)
The company headquarters for Allyant, Onyx Fire Protection Services and PayByPhone are located in Canada and the company headquarters for Forged Solutions is located in the United Kingdom.
(j)
Investments are non-income producing.
(k)
Investment was valued at Level 2, using significant observable inputs in accordance with ASC 820. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(l)
The provisions of the Investment Company Act of 1940, as amended (the “Investment Company Act”) classify investments further based on the level of ownership that the Fund maintains in a particular portfolio company. As defined in the Investment Company Act, a company is generally deemed as “non-affiliated” when the Fund owns less than 5% of a portfolio company’s outstanding voting securities and “affiliated” when the Fund owns 5% or more of a portfolio company’s outstanding voting securities. The Fund classifies this investment as “affiliated”.

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

The following table presents the Consolidated Schedule of Investments of the affiliates as of March 31, 2026:

Portfolio Company(1)	Investment Type	Beginning Fair Value at December 31, 2025	Gross additions (2)	Gross reductions (3)	Change in Unrealized Gain	Fair Value at March 31, 2026
Heritage Partners	Bank Loans	$7,436,139	$—	$—	$96,099	$7,532,238
Heritage Partners	Bank Loans	3,502,190	—	—	45,260	3,547,450
Heritage Partners	Bank Loans	1,431,022	—	—	18,494	1,449,516
Heritage Partners	Bank Loans	1,964,942	—	—	—	1,964,942
Visor Buyer, Inc.	Bank Loans	3,276,299	—	(5,458)	—	3,270,841
Heritage Partners	Common Equity and Preferred Shares	—	—	—	—	—
Visor Buyer, Inc.	Common Equity and Preferred Shares	3,111,242	—	—	(447,933)	2,663,309
Total Affiliated investments		$20,721,834	$—	$(5,458)	$(288,080)	$20,428,296

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
(3)
Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities, and the movement of an existing portfolio company out of this category into a different category.

(m)
All investments are income producing, unless otherwise noted.
(n)
The following shows the composition of the Fund’s portfolio at fair value by investment type and industry as of March 31, 2026.

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

March 31, 2026

(Expressed in U.S. Dollars)

(unaudited)

Industry	Bank Loans Fair Value	% of NAV	Common and Preferred Equity Fair Value	% of NAV	Total Fair Value	% of Total Investments at Fair Value
Aerospace & Defense	$7,492,828	1.5%	$4,562,675	0.9%	$12,055,503	1.2%
Air Freight & Logistics	4,863,438	0.9%	—	0.0%	4,863,438	0.5%
Automobile Components	977,500	0.2%	—	0.0%	977,500	0.1%
Building Products	9,305,308	1.8%	—	0.0%	9,305,308	0.9%
Capital Markets	37,414,255	7.2%	—	0.0%	37,414,255	3.7%
Chemicals	3,897,950	0.8%	—	0.0%	3,897,950	0.4%
Commercial Services & Supplies	74,891,145	14.5%	3,496,532	0.7%	78,387,677	7.7%
Communications Equipment	4,962,374	1.0%	—	0.0%	4,962,374	0.5%
Construction & Engineering	78,379,557	15.2%	4,428,131	0.9%	82,807,688	8.2%
Consumer Staples Distribution & Retail	14,060,115	2.7%	5,143,459	1.0%	19,203,574	1.9%
Containers & Packaging	17,197,714	3.3%	502,444	0.1%	17,700,158	1.7%
Diversified Consumer Services	83,600,509	16.2%	3,496,649	0.7%	87,097,158	8.6%
Electrical Equipment	7,456,053	1.4%	—	0.0%	7,456,053	0.7%
Electronic Equipment, Instruments & Components	8,019,000	1.6%	120,000	0.0%	8,139,000	0.8%
Energy Equipment & Services	8,568,776	1.7%	1,173,918	0.2%	9,742,694	1.0%
Financial Services	51,919,196	10.1%	2,339,477	0.5%	54,258,673	5.4%
Food Products	8,774,789	1.7%	507,972	0.1%	9,282,761	0.9%
Health Care Equipment & Supplies	30,985,091	6.0%	3,642,063	0.7%	34,627,154	3.4%
Health Care Providers & Services	109,193,546	21.2%	3,273,389	0.6%	112,466,935	11.1%
Health Care Technology	15,830,612	3.1%	90,000	0.0%	15,920,612	1.6%
Hotels, Restaurants & Leisure	32,300,155	6.3%	2,780,992	0.5%	35,081,147	3.5%
Insurance	24,948,013	4.8%	1,894,015	0.4%	26,842,028	2.6%
Interactive Media & Services	9,369,820	1.8%	—	0.0%	9,369,820	0.9%
Internet Software & Services	18,235,244	3.5%	1,232,483	0.2%	19,467,727	1.9%
IT Services	18,146,339	3.5%	896,081	0.2%	19,042,420	1.9%
Leisure Products	14,158,562	2.7%	—	0.0%	14,158,562	1.4%
Life Sciences Tools & Services	8,932,500	1.7%	—	0.0%	8,932,500	0.9%
Machinery	22,771,145	4.4%	84,875	0.0%	22,856,020	2.3%
Media	28,607,741	5.5%	704,429	0.1%	29,312,170	2.9%
Metals & Mining	4,135,417	0.8%	—	0.0%	4,135,417	0.4%
Oil, Gas & Consumable Fuels	839,849	0.2%	—	0.0%	839,849	0.1%
Personal Care Products	4,965,625	1.0%	—	0.0%	4,965,625	0.5%
Pharmaceuticals	7,980,000	1.6%	—	0.0%	7,980,000	0.8%
Professional Services	66,058,751	12.8%	13,107,008	2.5%	79,165,759	7.8%
Software	80,819,286	15.7%	4,614,721	0.9%	85,434,007	8.4%
Trading Companies & Distributors	30,353,277	5.9%	1,201,765	0.2%	31,555,042	3.1%
Water Utilities	3,224,603	0.6%	—	0.0%	3,224,603	0.3%
Total	$953,636,083	184.9%	$59,293,078	11.4%	$1,012,929,161	100.0%

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
(c)
All investments are exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act.
(d)
Unless indicated otherwise, all investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
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
(l)
The provisions of the Investment Company Act classify investments further based on the level of ownership that the Fund maintains in a particular portfolio company. As defined in the Investment Company Act, a company is generally deemed as “non-affiliated” when the Fund owns less than 5% of a portfolio company’s outstanding voting securities and “affiliated” when the Fund owns 5% or more of a portfolio company’s outstanding voting securities. The Fund classifies this investment as “affiliated”.

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
(m)
All investments are income producing, unless otherwise noted.
(n)
The following shows the composition of the Fund’s portfolio at fair value by investment type and industry as of December 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Industry	Bank Loans Fair Value	% of NAV	Common and Preferred Equity Fair Value	% of NAV	Total Fair Value	% of Total Investments at Fair Value
Aerospace & Defense	$14,153,296	3.1%	$3,482,097	0.8%	$17,635,393	1.9%
Air Freight & Logistics	4,875,750	1.1%	—	0.0%	4,875,750	0.5%
Automobile Components	3,338,646	0.7%	—	0.0%	3,338,646	0.4%
Building Products	9,235,523	2.0%	—	0.0%	9,235,523	1.0%
Capital Markets	32,324,134	7.0%	—	0.0%	32,324,134	3.4%
Chemicals	2,962,613	0.6%	—	0.0%	2,962,613	0.3%
Commercial Services & Supplies	73,421,100	15.9%	3,548,974	0.8%	76,970,074	8.1%
Communications Equipment	4,974,937	1.1%	—	0.0%	4,974,937	0.5%
Construction & Engineering	75,093,564	16.3%	4,222,245	0.9%	79,315,809	8.4%
Consumer Staples Distribution & Retail	13,917,012	3.0%	4,835,953	1.0%	18,752,965	2.0%
Containers & Packaging	17,028,739	3.7%	493,355	0.1%	17,522,094	1.8%
Diversified Consumer Services	75,755,423	16.4%	3,306,382	0.7%	79,061,805	8.3%
Electrical Equipment	5,833,525	1.3%	—	0.0%	5,833,525	0.6%
Energy Equipment & Services	8,590,541	1.9%	1,301,231	0.3%	9,891,772	1.0%
Financial Services	68,280,920	14.8%	5,349,989	1.2%	73,630,909	7.8%
Food Products	8,804,597	1.9%	637,396	0.1%	9,441,993	1.0%
Health Care Equipment & Supplies	30,945,580	6.7%	4,047,357	0.9%	34,992,937	3.7%
Health Care Providers & Services	81,787,967	17.7%	3,225,449	0.7%	85,013,416	9.0%
Health Care Technology	21,609,456	4.7%	250,849	0.1%	21,860,305	2.3%
Hotels, Restaurants & Leisure	32,676,974	7.1%	2,734,418	0.6%	35,411,392	3.7%
Insurance	25,011,013	5.4%	1,658,837	0.4%	26,669,850	2.8%
Interactive Media & Services	9,167,500	2.0%	—	0.0%	9,167,500	1.0%
Internet Software & Services	17,208,072	3.7%	1,114,118	0.2%	18,322,190	1.9%
IT Services	12,458,472	2.7%	1,127,766	0.2%	13,586,238	1.4%
Leisure Products	14,097,775	3.1%	—	0.0%	14,097,775	1.5%
Life Sciences Tools & Services	8,955,000	1.9%	—	0.0%	8,955,000	0.9%
Machinery	25,971,026	5.6%	90,000	0.0%	26,061,026	2.7%
Media	22,948,124	5.0%	850,757	0.2%	23,798,881	2.5%
Oil, Gas & Consumable Fuels	647,283	0.1%	—	0.0%	647,283	0.1%
Personal Care Products	4,957,899	1.1%	—	0.0%	4,957,899	0.5%
Pharmaceuticals	8,000,000	1.7%	—	0.0%	8,000,000	0.9%
Professional Services	27,823,047	6.0%	2,448,502	0.5%	30,271,549	3.2%
Software	90,826,276	19.7%	14,657,360	3.2%	105,483,636	11.1%
Trading Companies & Distributors	32,403,117	7.0%	1,131,902	0.2%	33,535,019	3.5%
Water Utilities	3,224,603	0.7%	—	0.0%	3,224,603	0.3%
Total	$889,309,504	192.7%	$60,514,937	13.1%	$949,824,441	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements

March 31, 2026

(unaudited)

Note 1. Organization

Audax Private Credit Fund, LLC (formerly Audax Private Credit Fund, LP) (the “Fund”) is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act. The Fund intends to elect to be treated as a regulated investment company (“RIC”) as defined under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the "Code") and expects to qualify as a RIC annually thereafter.

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

As of March 31, 2026 and December 31, 2025, APCF SPV I, LLC (the “SPV”), Audax Private Credit Subsidiary, LLC, and APCF Equity, LLC, Delaware limited liability companies (collectively with the SPV, the “Subsidiaries”), are wholly owned subsidiaries of the Fund that are consolidated. All intercompany balances and transactions have been eliminated in consolidation. The SPV is the borrower under the Fund’s Leverage Facility as discussed in Note 8 — Commitments and Contingencies.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

March 31, 2026

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

Cash and Cash Equivalents

Cash is stated at cost and cash equivalents are stated at fair value. The Fund considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at March 31, 2026 and December 31, 2025. The cash was not subject to any restrictions on withdrawal.

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

March 31, 2026

(unaudited)

•
Sixth, the Adviser will provide certain quarterly and annual reports to the Board.

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Fund’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Fund will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Fund will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2026, the Fund had 6 investments across 3 issuers on non-accrual, which represented 3.77% and 1.96% of the Fund's cost and fair market value, respectively. As of December 31, 2025, the Fund had 8 investments across 3 issuers on non-accrual, which represented 4.38% and 3.04% of the Fund's cost and fair market value, respectively.

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

As of March 31, 2026, the Fund held 3 investments that had a PIK interest component. As of December 31, 2025, the Fund held 3 investments that had a PIK interest component. For the three months ended March 31, 2026 and 2025, the Fund accrued PIK income in the amount of $12,254 and $564,368.

As of March 31, 2026 and December 31, 2025, the Fund held $31,790,293 and $35,353,403 cash and cash equivalents. For the three months ended March 31, 2026 and 2025, the Fund did not earn interest income related to cash.

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

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

March 31, 2026

(unaudited)

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

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

March 31, 2026

(unaudited)

of investments that do not have a readily available market value, the fair value of the Fund’s investments may differ from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Fund may ultimately realize upon the sale or liquidation of such investments.

As of March 31, 2026, $905,833,259 of the Fund’s investments were valued using unobservable inputs, and $107,095,902 were valued using observable inputs. During the three months ended March 31, 2026, $67,348,415 and $12,401,363 transferred into and out of Level 3, respectively.

As of December 31, 2025, $863,695,606 of the Fund’s investments were valued using unobservable inputs, and $86,128,835 were no investments valued using observable inputs.

The following tables present the Fund’s investments carried at fair value as of March 31, 2026 and December 31, 2025, by caption on the Fund’s accompanying Consolidated Statements of Assets and Liabilities and by security type.

	Fair Value of Assets as of March 31, 2026
Assets	Level 1	Level 2	Level 3	Total
Unitranche Debt	$—	$42,045,964	$563,475,956	$605,521,920
First Lien Debt	—	65,049,938	283,064,225	348,114,163
Equity and Preferred Shares	—	—	59,293,078	59,293,078
Total	$—	$107,095,902	$905,833,259	$1,012,929,161

	Fair Value of Assets as of December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
Unitranche Debt	$—	$21,320,806	$567,732,131	$589,052,937
First Lien Debt	—	64,808,029	230,306,745	295,114,774
Second Lien Debt	—	—	5,141,793	5,141,793
Equity and Preferred Shares	—	—	60,514,937	60,514,937
Total	$—	$86,128,835	$863,695,606	$949,824,441

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

March 31, 2026

(unaudited)

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Fund’s investments as of March 31, 2026.

March 31, 2026
	Fair Value	Valuation Approach	Unobservable Inputs (1)	Range	Weighted Average(3)
Unitranche Debt	$441,783,118	Analysis of trend in leverage	Maturity Modified Market Yield(2)	4.91% - 8.82%	7.12%
Unitranche Debt	14,494,145	Total Enterprise Value	EBITDA Multiple	9.00x	9.00x
Unitranche Debt	103,044,751	Matrix Pricing	Senior Leverage	3.87x - 7.80x	5.93x
			Total Leverage	3.87x - 7.92x	5.99x
			Interest Coverage	1.36x - 2.34x	1.68x
			Debt Service Coverage	1.12x - 2.05x	1.38x
			TEV Coverage	1.60x - 3.25x	2.16x
			Liquidity	93.41% - 175.83%	128.24%
			Spread Comparison	425bps - 575bps	494bps
First Lien Debt	80,884,916	Analysis of trend in leverage	Maturity Modified Market Yield(2)	6.00% - 8.70%	7.07%
First Lien Debt	21,591,515	Total Enterprise Value	EBITDA Multiple	2.31x - 12.47x	8.60x
First Lien Debt	164,455,768	Matrix Pricing	Senior Leverage	0.85x - 6.50x	4.22x
			Total Leverage	0.85x - 7.35x	4.30x
			Interest Coverage	1.17x - 4.68x	2.31x
			Debt Service Coverage	1.06x - 3.42x	1.75x
			TEV Coverage	1.71x - 12.66x	3.10x
			Liquidity	46.06% - 756.13%	120.57%
			Spread Comparison	350bps - 575bps	480bps
Equity and Preferred Shares	58,309,047	Total Enterprise Value	EBITDA Multiple	2.31x - 19.00x	13.75x
	$884,563,260

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

The table does not include $21,269,999 of other investments, which are valued at the purchase price.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

March 31, 2026

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

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

March 31, 2026

(unaudited)

The following table provides the changes in fair value, broken out by security type, during the three months ended March 31, 2026 for all investments for which the Fund determines fair value using unobservable (Level 3) factors.

Three Months Ended March 31, 2026	Unitranche Debt	First Lien Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2025	$567,732,131	$230,306,745	$5,141,793	$60,514,937	$863,695,606
Transfers into Level 3	17,688,188	49,660,227	—	—	67,348,415
Transfers out of Level 3	(2,962,613)	(9,438,750)	—	—	(12,401,363)
Transfers between investment types	(11,170,190)	16,311,983	(5,141,793)	—	—
Net realized gain(a)	4,115	58,564	—	—	62,679
Net unrealized (depreciation) appreciation(b)	318,111	(6,327,112)	—	(1,558,450)	(7,567,451)
New investments, repayments and settlements:(c)
Purchase of investments	12,177,103	22,720,828	—	336,591	35,234,522
Proceeds from disposition and repayments of investments	(20,593,943)	(20,454,618)	—	—	(41,048,561)
Net amortization of premiums, PIK, discounts and fees	283,054	226,358	—	—	509,412
Fair Value as of March 31, 2026	$563,475,956	$283,064,225	$—	$59,293,078	$905,833,259

(a)
Included in net realized gain on the accompanying Consolidated Statements of Operations for the three months ended March 31, 2026.
(b)
Included in net change in unrealized depreciation on the accompanying Consolidated Statements of Operations for the three months ended March 31, 2026.
(c)
Included increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the cost basis of investments resulting from principal repayments or sales, amortization of premiums and acquisition costs and other cost-basis adjustments.

During the three months ended March 31, 2026, $67,348,415 and $12,401,363 transferred into and out of Level 3, respectively, due to a decrease or increase in observable price inputs in the market for these securities and a corresponding need to utilize unobservable inputs. Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. Transfers into Level 3 represent situations when the valuation designee believes there is not sufficient market activity to support using a market quote to support fair value. Transfers out of Level 3 represent situations when the valuation designee believes there is sufficient market activity to support using a market quote to support fair value.

As reflected on the Consolidated Statements of Operations, the change in unrealized value attributable to investments still held at March 31, 2026 was $(7,847,229).

The following table provides the changes in fair value, broken out by security type, during the three months ended March 31, 2025 for all investments for which the Fund determines fair value using unobservable (Level 3) factors.

Three Months Ended March 31, 2025	Unitranche Debt	First Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2024	$487,531,141	$112,846,004	$50,597,621	$650,974,766
Net realized gain (loss)(a)	6,002	(11,288)	861,781	856,495
Net unrealized (depreciation) appreciation(b)	(2,351,214)	(2,769,800)	1,375,323	(3,745,691)
New investments, repayments and settlements:(c)
Purchase of investments	7,603,035	18,156,649	99,882	25,859,566
Proceeds from disposition and repayments of investments	(27,675,684)	(44,471,649)	(4,326,039)	(76,473,372)
Net amortization of premiums, PIK, discounts and fees	129,631	616,977	—	746,608
Fair Value as of March 31, 2025	$465,242,911	$84,366,893	$48,608,568	$598,218,372

(a)
Included in net realized gain on the accompanying Consolidated Statements of Operations for the three months ended March 31, 2025.
(b)
Included in net change in unrealized depreciation on the accompanying Consolidated Statements of Operations for the three months ended March 31, 2025.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

March 31, 2026

(unaudited)

(c)
Included increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the cost basis of investments resulting from principal repayments or sales, amortization of premiums and acquisition costs and other cost-basis adjustments.

There were no Level 3 transfers during the three months ended March 31, 2025.

As reflected on the Consolidated Statements of Operations, the change in unrealized value attributable to investments still held at March 31, 2025 was $(2,557,702).

The following tables outline the Fund’s investments by security type as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Unitranche Debt	$611,496,399	59.91%	$605,521,920	59.78%
First Lien Debt	360,976,616	35.37%	348,114,163	34.37%
Equity and Preferred Shares	48,216,903	4.72%	59,293,078	5.85%
Total Investments	$1,020,689,918	100.00%	$1,012,929,161	100.00%

	December 31, 2025
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Unitranche Debt	$599,376,770	63.11%	$589,052,937	62.02%
First Lien Debt	295,418,678	31.11%	295,114,774	31.07%
Second Lien Debt	6,980,953	0.74%	5,141,793	0.54%
Equity and Preferred Shares	47,880,319	5.04%	60,514,937	6.37%
Total Investments	$949,656,720	100.00%	$949,824,441	100.00%

Investments at fair value were included in the following geographic regions of the United States as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$244,313,475	24.1%	$250,549,018	26.4%
Midwest	174,954,304	17.3%	158,701,692	16.7%
West	118,070,290	11.7%	121,931,251	12.8%
East	115,698,055	11.3%	113,622,924	12.0%
Southeast	132,444,418	13.1%	113,616,930	11.9%
Southwest	127,462,802	12.6%	101,377,719	10.7%
Northwest	34,087,744	3.4%	36,002,045	3.8%
South	29,538,692	2.9%	30,223,981	3.2%
Canada(1)	32,223,964	3.2%	23,798,881	2.5%
United Kingdom(2)	4,135,417	0.4%	—	0.0%
Total Investments	$1,012,929,161	100.0%	$949,824,441	100.0%
(1)
The company headquarters for Allyant, Onyx Fire Protection Services and PayByPhone are located in Canada.
(2)
The company headquarters for Forged Solutions is located in the United Kingdom.

The geographic region indicates the location of the headquarters of the Fund’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

March 31, 2026

(unaudited)

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Fund’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2026:

For the Fiscal Years Ending December 31	Amount
2027	$115,386,990
2028	135,741,956
2029	113,709,897
2030	212,405,545
2031	198,352,471
Thereafter	211,824,885
Total contractual repayments	$987,421,744
Adjustment to cost basis on debt investments (a)	(14,948,729)
Total Cost Basis of Debt Investments Held at March 31, 2026:	$972,473,015

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

For the three months ended March 31, 2026 and 2025, the Fund recorded Management Fees of $1,611,788 and $1,068,966, respectively, and waivers to the Management Fees of $0 and $913,843, respectively, as set forth within the accompanying Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, Management Fees payable was $1,611,788 and $1,392,622, respectively, and is included in Payable to Adviser on the Consolidated Statements of Assets and Liabilities.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

March 31, 2026

(unaudited)

Incentive Fee

The Incentive Fee has two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of the Fund’s income and a portion is based on a percentage of the Fund’s capital gains, each as described below.

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

For the three months ended March 31, 2026 and 2025, the Fund recorded incentive fees related to net investment income of $1,253,763 and $0, respectively. No incentive fees related to capital gains were incurred during the three months ended March 31, 2026.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

March 31, 2026

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

For the three months ended March 31, 2026, the Adviser elected to not charge administration fees of up to 0.20% of the net asset value of the Fund.

Prior to conversion to a BDC, the limited partners of the Partnership (the “Limited Partners”) were subject to a quarterly administration fee of 0.025% of the average aggregate asset value of the Partnership for administration services. The calculation for any period other than a full calendar year was adjusted on a pro-rata basis according to the actual number of days in such period. In accordance with the agreement of the Partnership, the Fund accrued administrative fees of $0 and $169,441, respectively, for the three months ended March 31, 2026 and 2025, as set forth within the accompanying Consolidated Statements of Operations.

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

March 31, 2026

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

Note 5. Net Increase in Net Assets Resulting from Operations Per Share

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Fund’s limited liability company interests, par value $0.001 per share (the “Shares”), for the three months ended March 31, 2026:

Three Months Ended March 31, 2026
Numerator for basic and diluted net increase in net assets resulting from operations per Share	$908,284
Denominator for basic and diluted weighted average Shares	20,748,079
Basic and diluted net increase in net assets resulting from operations per Share	$0.05

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

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

March 31, 2026

(unaudited)

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. As of March 31, 2026 and December 31, 2025, the Fund did not have any unrecognized tax benefits in the consolidated financial statements; nor is the Fund aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

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

As of March 31, 2026, the Fund’s consolidated subsidiary, APCF Equity, LLC has a deferred tax liability of $1,032,421 due to net unrealized gains as presented on the Consolidated Statements of Assets and Liabilities. As of December 31, 2025, the Fund’s consolidated subsidiary, APCF Equity, LLC has a deferred tax liability of $1,017,037 due to net unrealized gains as presented on the Consolidated Statements of Assets and Liabilities. The deferred tax asset valuation allowance, if applicable, has been determined pursuant to the provisions of ASC Topic 740, including the Fund’s estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. During the three months ended March 31, 2026, no tax expenses and no interest and penalties were incurred.

Note 7. Equity

Effective April 10, 2025, the Fund has the authority to issue an unlimited number of Shares. A shareholder shall have no liability in excess of its obligation to pay the purchase price for its Shares. For the period from April 10, 2025 through March 31, 2026, Share transaction activity is as follows:

	For the period from April 10, 2025 through March 31, 2026
Shares Issuance Date	Number of Shares	Aggregate Offering Proceeds
April 10, 2025 - initial conversion to unitized LLC	13,601,380	$340,034,511
June 12, 2025 - contributions during the period	1,385,809	35,000,000
August 1, 2025 - contributions during the period	893,212	22,500,000
September 1, 2025 - contributions during the period	768,927	19,500,000
November 3, 2025 - contributions during the period	1,265,416	31,500,000
December 1, 2025 - contributions during the period	519,232	13,000,000
January 2, 2026 - contributions during the period	2,015,084	50,500,000
February 1, 2026 - contributions during the period	456,132	11,500,000
Net increases	20,905,192	$523,534,511

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

March 31, 2026

(unaudited)

The number of Shares issued and outstanding as of March 31, 2026 and December 31, 2025, were 20,905,192 and 18,433,976, respectively.

Investor Commitments

The following table summarizes the total capital commitments and unfunded capital commitments of Shares as of March 31, 2026 and December 31, 2025:

As of March 31, 2026		As of December 31, 2025
Capital Commitments	Unfunded Capital Commitments (1)	Capital Commitments	Unfunded Capital Commitments
$644,176,768	$134,391,869	$632,176,768	$184,391,869
(1)
Limited Partners that had uncalled capital prior to the Conversion may have their unfunded capital commitments called, alongside monthly subscriptions or intra-month, during the 18-months following the Conversion. As of March 31, 2026, the unfunded capital commitments that may be called from these partners totaled $134,391,869.

The following table details the activity of Shareholders’ Equity for the three months ended March 31, 2026:

Three Months Ended March 31, 2026	Shares at Par Value	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Shareholders' Equity
Balance as of December 31, 2025	$18,434	$460,917,756	$1,031,757	$461,967,947
Net investment income	—	—	8,776,337	8,776,337
Net realized gain from investment transactions	—	—	75,963	75,963
Net change in unrealized depreciation on investments	—	—	(7,928,632)	(7,928,632)
Net change in deferred income tax	—	—	(15,384)	(15,384)
Issuance of Shares	2,471	61,997,529	—	62,000,000
Distribution to Shareholders	—	—	(8,780,179)	(8,780,179)
Balance as of March 31, 2026	$20,905	$522,915,285	$(6,840,138)	$516,096,052

Note 8. Commitments and Contingencies

Expense Support and Conditional Reimbursement

The Fund and the Adviser have entered into a Reimbursement Agreement. The Fund may be obligated to make a Reimbursement Payment to the Adviser for such expenses. As of March 31, 2026, the Fund did not have an obligation to repay expense support to the Adviser and did not record a liability on the Consolidated Statements of Assets and Liabilities. Refer to Note 4 — Related Party Transactions for more information on the Reimbursement Agreement.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

March 31, 2026

(unaudited)

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s Inception:

For the Period Ended	Expense Payments by the Adviser	Reimbursement Payments to the Adviser	Cumulative Unreimbursed Expenses
December 31, 2024	$2,439,409	$(406,568)	$2,032,841
March 31, 2025	—	—	2,032,841
June 30, 2025	2,429,382	—	4,462,223
September 30, 2025	378,636	(537,873)	4,302,986
December 31, 2025	131,290	—	4,434,276
March 31, 2026	—	(400,000)	4,034,276
Total	$5,378,717	$(1,344,441)	$4,034,276

During the three months ended March 31, 2026, the Fund did not incur expenses related to the Reimbursement Agreement.

Borrowings Under Leverage Facility

On October 10, 2024, the SPV entered into a Loan and Servicing Agreement (“LSA”) with Wells Fargo Bank, National Association (the “Leverage Facility”). The LSA allows for an advance of up to $500,000,000 for loans acquired by the SPV. On September 30, 2025, the SPV executed an amendment to allow for an advance of up to $600,000,000. The Leverage Facility had a maturity date of October 10, 2029 and accrued interest at SOFR plus 2.15% through September 30, 2025. On September 30, 2025, the maturity date was extended to September 30, 2030 and the margin was decreased to SOFR plus 2.00%. On January 22, 2026 the Fund amended the Leverage Facility LSA, which extended the maturity date to January 22, 2031, decreased the margin to SOFR plus 1.90% and allows for an advance of up to $800,000,000. The average rate for the outstanding loans as of March 31, 2026 and December 31, 2025 was 5.59% and 6.37%, respectively, and weighted average outstanding balance for the periods was $480,978,314 and $355,056,744, respectively. As of March 31, 2026 and December 31, 2025, the Fund had $510,211,450 and $489,741,436 outstanding on its Leverage Facility, net of deferred financing costs, which totaled $6,586,009 and $4,562,245, respectively. The Fund incurred interest expense and unused commitment fees of $7,048,278 and $5,749,038 during the three months ended March 31, 2026 and 2025, respectively.

At March 31, 2026 and December 31, 2025, the carrying amount of the Fund’s secured borrowings approximated their fair value. The fair values of the Fund’s debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Fund’s borrowings is estimated based upon market interest rates for the Fund’s own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2026 Fund’s borrowings would be deemed to be Level 3, as defined in Note 3 — Investments.

Short-Term Borrowings

From time to time, the Fund finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Fund enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Consolidated Statements of Assets and Liabilities. The Fund uses repurchase agreements as a short-term financing alternative. As of March 31, 2026 and December 31, 2025, the Fund had no short-term borrowings outstanding. For the three months ended March 31, 2026, there was no interest expense. As of December 31, 2025 the Fund recorded interest expense of $166,372 in connection with short-term borrowings and had average outstanding balances of short-term borrowings of $8,954,537. The Fund’s short term borrowings bore interest at a weighted average rate of 7.43% for the year ended December 31, 2025.

The Fund may enter into certain credit agreements that include loan commitments where all or a portion of which may be unfunded. The Fund is generally obligated to fund these unfunded loan commitments at the borrowers’ discretion. Funded portions of credit agreements are presented in the accompanying Consolidated Schedules of Investments. Unfunded loan commitments and funded

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

March 31, 2026

(unaudited)

portions of credit agreements are fair valued and unrealized appreciation or depreciation, if any, is included in the accompanying Consolidated Statements of Assets and Liabilities and accompanying Consolidated Statements of Operations.

Investment Commitments

The following table summarizes the Fund's significant contractual payment obligations as of March 31, 2026 and December 31, 2025:

Investment	Investment Type	Index	Spread	Interest Rate	Maturity	Industry	March 31, 2026	December 31, 2025
VC3	Senior Secured DDTL E	S+	5.10%	8.75%	3/12/2029	IT Services	$15,000,000	$15,000,000
Southeast Lineman Training Center	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	5.10%	8.75%	1/3/2030	Diversified Consumer Services	10,000,000	10,000,000
Cornerstone Caregiving	Senior Secured Initial Term Loan	S+	5.10%	8.75%	4/1/2032	Health Care Providers & Services	9,769,230	—
HeartLand	Senior Secured 2025 Incremental Delayed Draw Term Loan	S+	5.10%	8.75%	12/12/2029	Commercial Services & Supplies	6,092,431	6,092,431
Radwell	Senior Secured 2026 Delayed Draw Term Loan	S+	5.10%	8.75%	4/1/2030	Trading Companies & Distributors	6,000,000	—
Steward Partners	Senior Secured Delayed Draw Term C Loan	S+	5.10%	8.75%	10/14/2028	Capital Markets	5,022,222	9,716,667
TryStar	Senior Secured Amendment No. 2 Incremental Delayed Draw Term Loan	S+	5.10%	8.75%	8/6/2031	Electrical Equipment	5,000,000	—
Vortex Companies	Unitranche Closing Date Term Loan	S+	5.10%	8.75%	12/31/2049	Commercial Services & Supplies	5,000,000	—
Alcresta	Senior Secured Delayed Draw Term B Loan	S+	5.10%	8.75%	3/12/2031	Health Care Equipment & Supplies	4,457,239	4,457,239
Argano	Senior Secured Second Amendment Delayed Draw Term Loan	S+	5.10%	8.75%	9/13/2029	Internet Software & Services	4,137,489	5,000,000
EPIC Insurance 2021	Senior Secured Refinancing Second Amendment Delayed Draw Term Loan	S+	5.10%	8.75%	9/29/2028	Insurance	4,000,000	—
Onyx Fire Protection Services	Senior Secured Second Amendment Incremental DDTL	S+	5.10%	8.75%	7/31/2031	Commercial Services & Supplies	4,000,000	—
Ascend Partner Services	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	5.10%	8.75%	8/11/2031	Financial Services	3,986,286	4,774,857
Summit Spine & Joint Centers	Senior Secured Delayed Draw Term Loan	S+	5.10%	8.75%	3/25/2031	Health Care Providers & Services	3,787,313	3,787,313
Specialized Dental	Senior Secured Sixth Amendment DDTL	S+	5.10%	8.75%	11/1/2028	Health Care Providers & Services	3,644,860	3,644,860
Embark	Senior Secured Delayed Draw Term Loan	S+	5.10%	8.75%	9/2/2032	Financial Services	3,600,000	3,600,000
Frazier & Deeter	Senior Secured 2026 Incremental Delayed Draw Term Loan	S+	5.10%	8.75%	5/2/2032	Financial Services	3,500,000	—
MB2 Dental Solutions	Senior Secured Tranche 2 Delayed Draw Term Loan	S+	5.10%	8.75%	2/13/2031	Health Care Providers & Services	3,500,000	—
Prime Pensions	Senior Secured Delayed Draw Term Loan	S+	5.10%	8.75%	2/26/2030	Financial Services	3,444,911	3,444,911
Lighthouse	Senior Secured Revolving Loan	S+	5.10%	8.75%	4/30/2027	Professional Services	3,440,538	3,440,538
Kalkomey	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	5.10%	8.75%	6/18/2031	Diversified Consumer Services	3,435,749	3,435,749
Vessco Water	Senior Secured 2025 Incremental DDTL	S+	5.10%	8.75%	7/24/2031	Water Utilities	3,158,722	3,158,722
Med Tech Solutions	Senior Secured Delayed Draw Term Loan	S+	5.10%	8.75%	6/3/2032	IT Services	3,073,074	3,073,074
SavATree	Senior Secured Delayed Draw Term Loan	S+	5.10%	8.75%	6/6/2031	Commercial Services & Supplies	3,000,000	3,000,000
HR Green	Senior Secured 2026 Incremental Delayed Draw Term Loan	S+	5.10%	8.75%	1/28/2030	Construction & Engineering	2,788,758	2,788,758
Kalkomey	Senior Secured Tranche 2 Delayed Draw Term Loan	S+	5.10%	8.75%	6/18/2031	Diversified Consumer Services	2,748,599	2,748,599
PayByPhone	Senior Secured Delayed Draw Term Loan	S+	5.10%	8.75%	3/31/2033	Software	2,666,667	—
Apex Service Partners	Senior Secured Third Amendment Incremental Delayed Draw Term Loan	S+	5.10%	8.75%	10/24/2030	Trading Companies & Distributors	2,661,818	3,000,000
Allyant	Senior Secured Revolving Loan	S+	5.10%	8.75%	10/30/2026	Media	2,576,812	2,576,812
Aprio	Senior Secured 2025-2 Incremental Delayed Draw Term Loan	S+	5.10%	8.75%	8/1/2031	Financial Services	2,500,000	2,500,000
Dane Street	Senior Secured Delayed Draw Term Loan	S+	5.10%	8.75%	3/28/2033	Health Care Providers & Services	2,430,000	—
Foundation Source	Senior Secured Revolving Loan	S+	5.10%	8.75%	9/6/2029	Professional Services	2,405,025	2,319,131
TRG Solutions	Senior Secured Delayed Draw Term Loan	S+	5.10%	8.75%	1/5/2032	Electronic Equipment, Instruments & Components	2,400,000	—
USMed-Equip	Senior Secured Revolving Credit Loan	S+	5.10%	8.75%	5/24/2029	Health Care Equipment & Supplies	2,335,530	2,335,530
Capital Consultants Management Corporation	Senior Secured 2025 Acquisition Delayed Draw Term Loan	S+	5.10%	8.75%	11/3/2031	Commercial Services & Supplies	2,206,166	2,208,451
Eagle Fire	Senior Secured Delayed Draw Term Loan	S+	5.10%	8.75%	7/15/2032	Commercial Services & Supplies	2,204,644	2,204,644
Proceed	Senior Secured Delayed Draw Term Loan	S+	5.10%	8.75%	3/31/2028	Professional Services	2,083,334	—
Beacon Communications	Senior Secured Delayed Draw Term Loan	S+	5.10%	8.75%	12/31/2049	Commercial Services & Supplies	2,083,334	—
Clearway Pain Solutions	Senior Secured Tenth Amendment Delayed Draw Loan	S+	5.10%	8.75%	8/31/2030	Health Care Providers & Services	2,041,536	2,041,536
Healthcare Linen Services Group	Senior Secured Delayed Draw Term Loan	S+	5.10%	8.75%	2/2/2033	Commercial Services & Supplies	2,014,925	—
Cherry Bekaert	Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	6/28/2030	Financial Services	2,009,546	2,331,260
Taymax Group	Senior Secured Revolving Loan	S+	5.18%	8.87%	7/31/2026	Hotels, Restaurants & Leisure	1,958,377	1,664,338
SIAA (Alliance Holdings)	Senior Secured Tenth Amendment Delayed Draw Loan	S+	4.75%	8.43%	4/30/2030	Insurance	1,908,750	1,908,750

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

March 31, 2026

(unaudited)

Investment	Investment Type	Index	Spread	Interest Rate	Maturity	Industry	March 31, 2026	December 31, 2025
Magna Legal Services	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	11/22/2028	Professional Services	$1,859,558	$1,859,558
O6 Environmental	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	8/5/2032	Commercial Services & Supplies	1,854,756	1,854,756
Super-Sod	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	3/10/2032	Diversified Consumer Services	1,818,182	—
PKWARE	Senior Secured Revolving Loan	S+	4.50%	8.18%	6/3/2030	Software	1,807,229	1,807,229
Summit Spine & Joint Centers	Senior Secured Revolving Loan	S+	4.75%	8.43%	3/25/2031	Health Care Providers & Services	1,780,037	1,780,037
80/20	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	12/13/2032	Machinery	1,714,286	1,714,286
FMG Suite	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	9/9/2032	Software	1,698,113	1,698,113
PayByPhone	Senior Secured Revolving Credit	S+	4.75%	8.43%	3/31/2033	Software	1,666,667	—
Riccobene Associates Family Dentistry	Senior Secured Initial Delayed Draw Term Loan	S+	4.75%	8.43%	10/31/2030	Health Care Providers & Services	1,636,806	1,977,808
Voeller Mixers	Senior Secured Initial Delayed Draw Term Loan	S+	4.75%	8.43%	11/25/2032	Machinery	1,627,907	1,627,907
O6 Environmental	Senior Secured Revolving Loan	S+	4.75%	8.43%	8/5/2032	Commercial Services & Supplies	1,622,911	1,622,911
Ned Stevens	Senior Secured Revolving Loan	S+	5.00%	8.68%	11/1/2028	Diversified Consumer Services	1,538,560	1,538,560
Gallo Mechanical	Senior Secured Initial Revolving Loan	S+	4.75%	8.43%	8/2/2032	Construction & Engineering	1,523,603	1,523,603
Avalon	Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	12/31/2031	Health Care Technology	1,500,000	1,500,000
TRG Solutions	Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	1/5/2032	Electronic Equipment, Instruments & Components	1,500,000	—
Clearway Pain Solutions	Senior Secured Revolving Loan	S+	5.50%	9.18%	8/31/2030	Health Care Providers & Services	1,457,398	1,457,398
Super-Sod	Senior Secured Revolving Loan	S+	4.75%	8.43%	3/10/2032	Diversified Consumer Services	1,454,545	—
Lindsay Precast	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	12/16/2032	Construction & Engineering	1,448,276	—
Power Digital	Senior Secured Initial Revolving Loan	S+	4.75%	8.43%	3/11/2030	Internet Software & Services	1,392,871	1,597,705
Steward Partners	Senior Secured Revolving Loan	S+	4.75%	8.43%	10/14/2028	Capital Markets	1,388,889	1,388,889
Certified Collision Group	Senior Secured Revolving Facility	S+	4.50%	8.18%	12/30/2032	Commercial Services & Supplies	1,353,791	—
TryStar	Senior Secured Amendment No. 2 Incremental Revolver	S+	4.25%	7.93%	8/6/2031	Electrical Equipment	1,333,333	—
Lindsay Precast	Senior Secured Revolving Loan	S+	4.75%	8.43%	12/16/2032	Construction & Engineering	1,327,586	—
Sequel Ortho (fka OrthoNebraska)	Senior Secured Revolving Loan	S+	5.00%	8.68%	7/31/2028	Health Care Providers & Services	1,318,662	945,045
SavATree	Senior Secured Revolving Credit Loan	S+	5.00%	8.68%	6/6/2031	Commercial Services & Supplies	1,315,351	1,434,928
Cumming Group	Senior Secured Revolving Loan	S+	4.75%	8.43%	11/16/2027	Construction & Engineering	1,312,265	1,312,265
Avita Pharmacy	Senior Secured Revolving Loan (2025)	S+	5.00%	8.68%	8/6/2030	Consumer Staples Distribution & Retail	1,269,231	1,269,231
SupplyHouse	Senior Secured Revolving Credit Loan	S+	4.00%	7.68%	7/1/2032	Trading Companies & Distributors	1,250,000	1,250,000
AmpliFi	Senior Secured Revolving Loan	S+	5.00%	8.68%	4/23/2030	Financial Services	1,202,512	1,202,512
Allied Power Group	Senior Secured Revolving Facility	S+	5.00%	8.68%	5/16/2030	Energy Equipment & Services	1,200,844	1,200,844
Gallo Mechanical	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	8/2/2032	Construction & Engineering	1,172,002	1,172,002
80/20	Senior Secured Revolving Loan	S+	4.50%	8.18%	12/13/2032	Machinery	1,142,857	1,142,857
Industrial Electric Manufacturing	Senior Secured 2025 Incremental DDTL	S+	4.50%	8.18%	12/3/2031	Electrical Equipment	1,137,160	1,137,160
AGS Health	Senior Secured Revolving Loan	S+	4.50%	8.18%	8/2/2032	Health Care Technology	1,136,400	1,136,400
Dane Street	Senior Secured Revolving Loan	S+	4.50%	8.18%	3/28/2033	Health Care Providers & Services	1,125,000	—
APT Healthcare	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	9/30/2031	Health Care Providers & Services	1,111,111	1,111,111
APT Healthcare	Senior Secured Initial Revolving Credit Loan	S+	4.50%	8.18%	9/30/2031	Health Care Providers & Services	1,111,111	1,111,111
Levata	Senior Secured Sixteenth Amendment Incremental Delayed Draw Term Loan	S+	5.00%	8.68%	8/20/2027	Trading Companies & Distributors	1,104,449	1,104,449
Merchant Industry & Valor PayTech	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	9/19/2031	Financial Services	1,057,558	1,223,671
Prime Pensions	Senior Secured Revolving Loan	S+	4.75%	8.43%	2/26/2030	Financial Services	1,047,086	1,047,086
Voeller Mixers	Senior Secured Revolving Loan	S+	4.75%	8.43%	11/25/2032	Machinery	1,031,008	1,302,326
Brown & Root	Senior Secured Revolving Loan	S+	5.00%	8.68%	10/3/2030	Commercial Services & Supplies	1,029,193	964,286
FMG Suite	Senior Secured Revolving Loan	S+	4.75%	8.43%	9/9/2032	Software	1,018,868	1,018,868
BBB Industries	Senior Secured Delayed Draw Term Loan (First Lien)	S+	6.00%	9.68%	7/25/2029	Automobile Components	1,000,000	—
Eagle Fire	Senior Secured Initial Revolving Loan	S+	4.50%	8.18%	7/15/2032	Commercial Services & Supplies	942,308	942,308
Med Tech Solutions	Senior Secured Revolving Loan	S+	5.25%	8.93%	6/3/2032	IT Services	921,922	921,922
Unison Global	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.68%	9/19/2028	Software	913,146	913,146
AIA Contract Documents	Senior Secured Revolving Loan	S+	4.75%	8.43%	7/2/2031	Software	909,092	909,092
Tronair 2025	Senior Secured Revolving Loan	S+	3.75%	7.43%	12/22/2032	Aerospace & Defense	900,000	900,000
RailPros	Senior Secured Delayed Draw Term Loan	S+	4.25%	7.93%	5/24/2032	Construction & Engineering	884,211	1,263,158
Cerity Partners	Senior Secured Initial Revolving Loan	S+	4.50%	8.18%	7/28/2031	Capital Markets	883,689	1,237,164
Aptive Environmental	Senior Secured Initial Revolving Loan	S+	4.75%	8.43%	10/15/2032	Diversified Consumer Services	852,713	852,713
Riccobene Associates Family Dentistry	Senior Secured Initial Revolving Loan	S+	4.75%	8.43%	10/31/2030	Health Care Providers & Services	852,503	852,503
Beacon Communications	Senior Secured Revolving Loan	S+	4.75%	8.43%	12/31/2049	Commercial Services & Supplies	833,333	—
Forged Solutions	Senior Secured Revolving Loan	S+	4.75%	8.43%	2/25/2033	Metals & Mining	833,333	—
Embark	Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	9/2/2032	Financial Services	828,000	864,000
HeartLand	Senior Secured Revolving Credit Loan	S+	4.75%	8.43%	12/12/2029	Commercial Services & Supplies	816,856	863,533
Healthcare Linen Services Group	Senior Secured Revolving Credit Loan	S+	4.75%	8.43%	2/2/2033	Commercial Services & Supplies	805,970	—
A1 Garage Door Service	Senior Secured Revolving Loan	S+	4.50%	8.18%	12/22/2028	Construction & Engineering	788,740	788,740
Accurate Neuromonitoring	Senior Secured DDTL	S+	5.25%	8.93%	3/13/2031	Health Care Providers & Services	727,273	—
Apex Companies	Senior Secured Fourth Amendment Delayed Draw Term Loan	S+	5.00%	8.68%	1/31/2030	Commercial Services & Supplies	726,000	1,000,000
MDpanel	Senior Secured Revolving Loan	S+	6.50%	10.18%	8/2/2029	Health Care Providers & Services	680,354	680,354
VaxCare	Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	6/17/2032	Health Care Technology	666,667	666,667
PlayPower 2025	Senior Secured Revolving Loan	S+	5.25%	8.93%	10/29/2030	Leisure Products	663,077	795,692
RailPros	Senior Secured Revolving Loan	S+	4.25%	7.93%	5/24/2032	Construction & Engineering	662,309	662,309
Legacy Service Partners	Senior Secured Tenth Amendment Delayed Draw Term Loan	S+	4.50%	8.18%	11/10/2031	Construction & Engineering	659,217	659,217
Palmdale Oil	Senior Secured Fourth Amendment Delayed Draw Term Loan	S+	4.75%	8.43%	12/12/2031	Oil, Gas & Consumable Fuels	652,174	652,174
AGS Health	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	8/2/2032	Health Care Technology	625,050	625,050
Denali Water Solutions 2025	Senior Secured Revolving Loan	S+	4.75%	8.43%	11/19/2032	Commercial Services & Supplies	615,385	735,577
Cornerstone Caregiving	Senior Secured Revolving Loan	S+	4.75%	8.43%	4/1/2032	Health Care Providers & Services	615,385	—
Specialized Dental	Senior Secured Revolving Loan	S+	4.75%	8.43%	11/1/2028	Health Care Providers & Services	607,477	607,477
GoldenSource	Senior Secured Revolving Loan	S+	5.00%	8.68%	5/12/2028	IT Services	602,498	602,498
Novvia Group	Senior Secured Initial Refinancing Revolving Loan	S+	5.25%	8.93%	1/31/2031	Containers & Packaging	597,452	731,210
Vessco Water	Senior Secured Revolving Loan	S+	4.50%	8.18%	7/24/2031	Water Utilities	592,308	592,308
Leaf Home	Senior Secured Revolving Credit Loan	S+	5.25%	8.93%	9/4/2031	Building Products	555,000	660,000
Encore	Senior Secured Revolving Loan	S+	5.00%	8.68%	12/5/2029	Media	518,687	—

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

March 31, 2026

(unaudited)

Investment	Investment Type	Index	Spread	Interest Rate	Maturity	Industry	March 31, 2026	December 31, 2025
Tribute Technology	Senior Secured Revolving Credit Loan	S+	6.50%	10.18%	10/30/2028	Software	$518,506	$518,506
Novvia Group	Senior Secured 2025 Delayed Draw Term Loan	S+	5.25%	8.93%	1/31/2032	Containers & Packaging	508,280	508,280
Dun & Bradstreet	Senior Secured Revolving Credit Loan	S+	5.50%	9.18%	8/26/2032	Internet Software & Services	500,000	500,000
Industrial Service Group	Senior Secured Revolving Loan	S+	5.75%	9.43%	12/7/2028	Trading Companies & Distributors	497,366	596,839
Precision Concepts	Senior Secured Revolving Credit Loan	S+	4.75%	8.43%	8/2/2032	Containers & Packaging	486,553	564,714
Mitratech	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	12/2/2031	Software	458,716	458,716
Russell Landscape Group	Senior Secured Revolving Loan	S+	5.50%	9.18%	4/11/2030	Commercial Services & Supplies	453,553	282,401
RotoCo	Senior Secured Initial Revolving Loan	S+	5.50%	9.18%	6/30/2028	Diversified Consumer Services	451,045	451,045
Aptive Environmental	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	10/15/2032	Diversified Consumer Services	426,357	426,357
Accurate Neuromonitoring	Senior Secured Revolving Facility	S+	5.25%	8.93%	3/13/2031	Health Care Providers & Services	412,121	—
AGS Health	Senior Secured Tranche A Revolving Credit Loan	S+	4.50%	8.18%	8/2/2032	Health Care Technology	397,800	397,800
Trace3 2025	Senior Secured Revolving Loan	S+	4.00%	7.68%	10/29/2032	IT Services	380,952	380,952
Mitratech	Senior Secured Revolving Loan	S+	4.75%	8.43%	12/2/2031	Software	366,972	366,972
Merchant Industry & Valor PayTech	Senior Secured Revolving Loan	S+	4.75%	8.43%	9/19/2031	Financial Services	359,438	252,938
Alcresta	Senior Secured Revolving Loan	S+	5.50%	9.18%	3/12/2031	Health Care Equipment & Supplies	344,323	419,176
R.F. Fager	Senior Secured Revolving Loan	S+	5.00%	8.68%	3/4/2030	Trading Companies & Distributors	341,651	294,199
SavATree	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.68%	6/6/2031	Commercial Services & Supplies	280,500	549,313
National Trench Safety	Senior Secured Revolving Loan	S+	5.50%	9.18%	12/4/2028	Construction & Engineering	270,961	812,883
AGS Health	Senior Secured Tranche A Revolving Credit Loan	S+	4.50%	8.18%	8/2/2032	Health Care Technology	227,250	227,250
Proceed	Senior Secured Revolver	S+	4.50%	8.18%	12/31/2049	Professional Services	208,333	—
Aprio	Senior Secured 2025 Incremental Delayed Draw Term Loan	S+	4.75%	8.43%	8/1/2031	Financial Services	175,767	687,753
Heritage Partners	Senior Secured Revolving Credit Loan	S+	0.00%	3.68%	12/22/2026	Diversified Consumer Services	156,170	—
R.F. Fager	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.68%	3/4/2030	Trading Companies & Distributors	111,037	501,088
Legacy Service Partners	Senior Secured Revolving Loan	S+	4.50%	8.18%	1/9/2029	Construction & Engineering	90,783	90,783
Hilco Vision	Senior Secured Revolving Loan	S+	6.00%	9.68%	4/21/2030	Health Care Providers & Services	63,809	251,665
Apex Service Partners	Senior Secured Second Amendment Incremental DDTL Loan	S+	5.00%	8.68%	10/24/2030	Trading Companies & Distributors	—	1,745,891
Lindsay Precast	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	12/16/2032	Construction & Engineering	—	1,448,276
Certified Collision Group	Senior Secured Revolving Facility	S+	4.50%	8.15%	12/30/2032	Commercial Services & Supplies	—	1,353,791
Lindsay Precast	Senior Secured Incremental Revolving Loan	S+	4.75%	8.40%	12/16/2032	Construction & Engineering	—	1,327,586
Innovative XCessories & Services	Senior Secured 2025 Refinancing Term Loan	S+	5.50%	9.15%	9/5/2029	Automobile Components	—	284,998
Palmdale Oil	Senior Secured T-Rex Delayed Draw Term Loan	S+	4.75%	8.40%	12/12/2031	Oil, Gas & Consumable Fuels	—	195,653
						Total Unfunded Commitments	$256,692,229	$200,163,719

Note 9. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2026.

Three Months Ended March 31, 2026
Per Share Data:
Net asset value, beginning of period	$25.06
Net investment income(b)	0.42
Net realized gain on investments and change in unrealized depreciation on investments(b)(c)	(0.37)
Net increase in net assets resulting from operations	0.05
Distributions declared from net investment income	(0.42)
Net asset value at end of period	$24.69
Total return(d)(i)	0.19%

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

March 31, 2026

(unaudited)

The following is a schedule of financial highlights for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025 (a)
Shares outstanding at end of period	20,905,192	N/A
Statement of Assets and Liabilities Data:
Net assets at end of period	$516,096,052	$334,675,654
Average net assets(e)	$520,445,079	$338,780,995
Ratio/Supplemental Data:
Ratio of net investment income to average net assets - annualized	7.07%	9.44%
Ratio of gross expenses before incentive fees to average net assets - annualized(f)(g)	7.46%	9.84%
Ratio of gross expenses after incentive fees to average net assets - annualized(f)(g)	8.44%	9.75%
Ratio of net expenses to average net assets - annualized(g)(h)	8.52%	9.23%
Portfolio turnover(i)	4.61%	4.05%
Average debt outstanding	$480,978,314	$332,742,475
Asset coverage ratio	201.15%	204.36%
Internal Rate of Return(j)	N/A	15.82%

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
(f)
Ratio of gross expenses to average net assets is computed using total expenses excluding expense support and waivers from the Adviser and Administrator which represents an impact of 0.08% and 0.00%, respectively, on average net assets for the three months ended March 31, 2026 and 0.00% and (0.27)% respectively, on average net assets for the three months ended March 31, 2025.
(g)
For the three months ended March 31, 2025 the incentive fee was an allocation while the Fund was a Partnership.
(h)
Ratio of net expenses to average net assets is computed using total expenses including expense support and waivers from the Adviser and Administrator which represents an impact of 0.08% and 0.00%, respectively, on average net assets for the three months ended March 31, 2026 and 0.00% and (0.27)% respectively, on average net assets for the three months ended March 31, 2025.
(i)
Not annualized.
(j)
The calculation of the internal rate of return assumes that contributions are made on the date that each capital call is due, and distributions are made on the actual date of distribution. The terminal cash flow is presumed to be the current capital account balance for the Limited Partners at March 31, 2025.

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

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

March 31, 2026

(unaudited)

Note 11. Indemnifications

In the normal course of business, the Fund may enter into certain contracts that provide a variety of indemnities. The Fund’s maximum exposure under these indemnities is unknown. The Fund does not consider it necessary to record a liability in this regard.

Note 12. Subsequent Events

The Fund has considered the effects, if any, of events occurring after the date of the Fund’s accompanying Consolidated Statements of Assets and Liabilities through May 12, 2026, the date the consolidated financial statements were issued.

Other than the item discussed below, the Fund has concluded there are no other material items that warrant disclosure.

Subsequent to March 31, 2026 and through May 12, 2026, on April 1, 2026, the Fund called $50,000,000 of unfunded capital commitments.

On April 10, 2026, the Fund entered into a senior secured credit facility (the “Facility”) pursuant to a Senior Secured Credit Agreement (the “Agreement”), with JPMorgan Chase Bank, N.A. The initial principal amount of the Facility is $275,000,000, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, with the ability to increase the total facility amount up to $412,500,000. The Facility includes a $50,000,000 limit for swingline loans. Advances under the Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 1.75% or 1.875% plus the Adjusted Term SOFR Rate in the case of any Loan other than an ABR Loan, and 0.75% or 0.875% plus an Alternate Base Rate in the case of any ABR Loan, in each case, depending on the Fund’s rate option election and borrowing base (as of the most recently delivered borrowing base certificate delivered under the Agreement). Advances under the Facility drawn in currencies other than U.S. dollars will initially bear interest at a per annum rate equal to 1.75% or 1.875%, in each case depending on the Fund’s borrowing base (as of the most recently delivered borrowing base certificate delivered under the Agreement), plus any applicable credit spread adjustment, plus certain local rates consistent with market standards, each as specified in the Agreement. The Fund will also pay a fee of 0.375% per annum on daily undrawn amounts under the Facility. The availability period of the revolving commitments under the Facility will terminate on April 10, 2030 (the “Commitment Termination Date”) and the Facility will mature on April 10, 2031 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Fund will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this quarterly report on Form 10-Q (the “Report"), except where the context suggests otherwise, the terms “we,” “us,” “our” and the “Fund” refer to Audax Private Credit Fund, LLC. The information contained in this section should be read in conjunction with the consolidated financial statements and Notes to the Consolidated Financial Statements appearing elsewhere in this Report. This discussion contains forward-looking statements and involves numerous risks, uncertainties, and other factors outside of the Fund’s control, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated from time to time by the Fund’s periodic filings with the SEC.

FORWARD-LOOKING STATEMENTS

The Report contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Fund, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlooks,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
our future operating results;
•
our business prospects and the prospects of the companies in which we may invest;
•
the impact of the investments that we expect to make;
•
our ability to raise sufficient capital to execute our investment strategy;
•
the ability of our portfolio companies to achieve their objectives;
•
general economic and political trends and other external factors;
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
•
the elevated levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
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
•
risks associated with possible disruption in our or our portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and
•
the risks, uncertainties and other factors we identify in “Item 1A. Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”), and in our other filings with the SEC that we make from time to time.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in the Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” in the Annual Report, as updated from time to time by the Fund’s periodic filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of the Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements and projections contained in the Report, which are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

OVERVIEW

We are organized as a Delaware limited liability company named Audax Private Credit Fund, LLC. We are a recently organized, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act. In addition, we intend to elect to be treated and qualify as a RIC under Subchapter M of the Code. As a BDC and a RIC, we must comply with certain regulatory requirements.

Prior to converting to a Delaware limited liability company on April 10, 2025 (the “Conversion”) and electing to be regulated as a BDC on April 23, 2025 (the “Conversion Effective Date”), we operated as Audax Private Credit Fund, LP, a Delaware limited partnership originally organized on July 23, 2024 (the “Partnership”), as a private fund in reliance on an exception from the definition of “investment company” under Section 3(c)(7) of the Investment Company Act. On April 7, 2025, pursuant to a plan of conversion (the “Plan of Conversion”), a majority of the limited partners and the general partner of the private fund approved, among other things, the Fund’s Limited Liability Company Agreement (the “LLC Agreement”), the Fund’s election to be regulated as a BDC under the Investment Company Act, an investment advisory agreement, dated April 10, 2025 (the “Investment Advisory Agreement”), the persons elected to the Board and an asset coverage ratio of 150%. Pursuant to subscription agreements with the private fund, investors in the private fund made commitments to purchase limited partner interests (“Capital Commitments”) and were required to fund capital contributions to purchase limited partner interests. In addition, such subscription agreements required that, to the extent such investor had any unfunded Capital Commitments immediately prior to the Conversion (such investors, the “Anchor Investors”), such Anchor Investors would enter into a subscription agreement with the Fund that had a similar drawdown structure. Accordingly, Anchor Investors that had uncalled capital prior to the Conversion could have their unfunded Capital Commitments called, alongside monthly subscriptions or intra-month, during the 12-months following the Conversion Effective Date (the “Interim Period”). As of the date of this Report, the Fund and Anchor Investors agreed to extend the Interim Period to October 23, 2026. Accordingly, we may drawdown the remaining $84,391,869 in aggregated unfunded capital commitments from those Anchor Investors until October 23, 2026.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation. The Fund intends to invest primarily in senior secured first lien loans, with minority exposure to second lien loans, subordinated or mezzanine loans, and equity and equity-like investments, such as equity and/or warrant kickers, in privately owned U.S. middle market companies. We use the term “middle market companies” to generally refer to companies with $15 million to $100 million of annual earnings before interest, taxes, depreciation and amortization (“EBITDA”), though we may invest in smaller or larger companies if attractive opportunities are available that are otherwise consistent with the strategy of the Fund. We expect that a majority of our investments will be in directly originated loans. While we may invest in second lien, subordinated or mezzanine loans, we do not expect these investments to comprise a material portion of our portfolio. Our investment strategy will also include a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds which may be used for the purposes of maintaining liquidity for our share repurchase program and cash management. Most of our investments will be in private U.S. companies, however (subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies,” which are generally privately offered securities issued by U.S. private or thinly-traded companies) we may also invest to some extent in non-U.S. companies. We may also invest in publicly traded loans or securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities.

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

Leverage

While as a BDC the amount of leverage that we are permitted to use is limited in significant respects, we use leverage to increase our ability to make investments. The amount of leverage we use in any period depends on a variety of factors,including cash available for investing, the cost of financing and general economic and market conditions, however, under the Investment Company Act, our total borrowings are limited so that our asset coverage ratio cannot fall below 150% immediately after any borrowing, as defined in the Investment Company Act. In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase leverage over time within the limits of the Investment Company Act. In addition, we may dedicate assets as collateral to financing facilities from time to time.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of senior secured loans and equity as of March 31, 2026, was approximately $1,012,929,161 and held in 136 portfolio companies as of March 31, 2026. The fair value of our investments, comprised of senior secured loans and equity as of December 31, 2025, was approximately $949,824,441 and held in 116 portfolio companies as of December 31, 2025.

During the three months ended March 31, 2026, we invested in new and existing investments for a combined cost of $115,402,412. We also received $38,186,562 in repayments from investments and $6,833,241 from investments sold during the three months ended March 31, 2026. For the year ended December 31, 2025, we invested in new and existing investments for a combined cost of $474,113,052. We also received $166,539,107 in repayments from investments and $9,610,493 from investments sold during the year ended December 31, 2025.

In addition, for the three months ended March 31, 2026 and 2025, we had a change in unrealized depreciation of approximately $7,928,478 and $3,745,691, respectively, and realized gains of $75,963 and $856,495, respectively.

Our investment activity for the three months ended March 31, 2026 and 2025 is presented below:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Beginning investment portfolio, at fair value	$949,824,441	$650,974,766
Investments in portfolio investments	115,402,412	25,859,566
Principal repayments	(45,019,803)	(76,473,372)
Change in premiums, discounts and amortization	574,626	746,608
Net change in unrealized (depreciation) appreciation on investments	(7,928,478)	(3,745,691)
Realized gain (loss) on investments	75,963	856,495
Ending portfolio investment activity, at fair value	$1,012,929,161	$598,218,372
Number of portfolio investments	136	44
Average investment amount, at cost	$7,505,073	$4,389,860
Percentage of investments at floating rates	99.45%	99.01%

Our portfolio composition and weighted average yields as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Portfolio composition, at fair value:
Unitranche Debt	$605,521,920	$589,052,937
First Lien Debt	348,114,163	295,114,774
Second Lien Debt	—	5,141,793
Weighted average yields, at amortized cost:
Unitranche Debt	5.26%	5.59%
First Lien Debt	2.96%	2.69%
Second Lien Debt	—	0.00%
Total portfolio	8.22%	8.28%
Interest rate type, at fair value:
Fixed rate amount	$—	$—
Floating rate amount	$953,636,083	$889,309,504
Fixed rate, as percentage of total	0.00%	0.00%
Floating rate, as percentage of total	100.00%	100.00%
Interest rate type, at amortized cost:
Fixed rate amount	$3,973,959	$3,973,959
Floating rate amount	$968,499,056	$897,802,442
Fixed rate, as percentage of total	0.41%	0.44%
Floating rate, as percentage of total	99.59%	99.56%
Hedging	—	—

RESULTS OF OPERATIONS

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Operating results for the three months ended March 31, 2026 and 2025, were as follows:

Investment Income

Total investment income for the three months ended March 31, 2026 and 2025 is presented in the table below:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Total interest income from non-controlled/non-affiliated investments	$19,913,119	$15,437,776
Total dividend income from non-controlled/non-affiliated investments	—	307,856
Total interest income from affiliated investments	93,202	—
Total investment income	$20,006,321	$15,745,632

Expenses

Total expenses, net of waivers for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest expense and credit facility fees	$7,048,278	$5,749,038
Management fee(a)	1,611,788	1,068,966
Incentive fee(a)	1,253,763	—
Amortization of deferred financing costs	356,375	125,000
Professional fees	160,051	126,911
Directors' fees	90,314	—
Administration fees(a)	—	169,441
Investment expenses	—	13,538
Other expenses	309,415	168,677
Total expenses	$10,829,984	$7,421,571
Expense support reimbursement	400,000	—
Management fee waiver(a)	—	(913,843)
Total expenses, net of waivers	$11,229,984	$6,507,728
(a)
Refer to Note 4 — Related Party Transactions within the consolidated financial statements for a description of the relevant fees.

Interest

Interest expense, including other debt financing costs, increased from $5,749,038 for the three months ended March 31, 2025, to $7,048,278 for the three months ended March 31, 2026. This increase was primarily due to an increase in average debt outstanding from $332,742,475 for the three months ended March 31, 2025 to $480,978,314 for the three months ended March 31, 2026. The average interest rate on our debt outstanding decreased from 6.49% for the three months ended March 31, 2025, to 5.59% for the three months ended March 31, 2026 due to a change in the mix of our debt financing sources and a change in SOFR rates.

Management Fees

Management Fees (gross of waivers) increased from $1,068,966 for three months ended March 31, 2025, to $1,611,788 for the three months ended March 31, 2026, due to an increase in average net assets for the three months ended March 31, 2025, compared to the three months ended March 31, 2026. Management Fees (net of waivers) increased from $155,123 for the three months ended March 31, 2025, to $1,611,788 for the three months ended March 31, 2026. The Adviser waived Management Fees of $0 for the three months ended March 31, 2026. The Adviser waived Management Fees of $913,843 for the three months ended March 31, 2025.

Incentive Fees

For the three months ended March 31, 2026 and 2025, Incentive Fees related to pre-incentive net investment income were $1,253,763 and $0, respectively. For the three months ended March 31, 2026 and 2025, there was no accrual related to the capital gains incentive fee.

Organizational and Offering Expense

Organizational and offering expenses increased from $0 for the three months ended March 31, 2025, to $0 for the three months ended March 31, 2026.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $126,911 for the three months ended March 31, 2025, to $160,051 for the three months ended March 31, 2026. Director Fees increased from $0 for the three months ended March 31, 2025, to $90,314 for the three months ended March 31, 2026. Other general and administrative expenses decreased from $338,118 for the three months ended March 31, 2025, to $309,415 for the three months ended March 31, 2026.

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

For the three months ended March 31, 2026 and 2025, we recorded a net expense of $53,051 and $0, respectively, for U.S. federal excise tax and other taxes.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net realized gains (losses):
Non-controlled/non-affiliated investments	$75,963	$856,495
Foreign currency transactions	—	(3,125)
Net realized gains (losses)	$75,963	$853,370

Net Unrealized Gain (Loss)

Net unrealized gain (loss) was comprised of the following:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(7,640,398)	$(3,745,691)
Affiliated investments	(288,080)	—
Deferred tax liability	(15,384)	—
Foreign currency transactions	(154)	8
Net unrealized gains (losses)	$(7,944,016)	$(3,745,683)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We expect to generate cash primarily from (i) the net proceeds of our private offerings of our Shares, (ii) cash flows from our operations, (iii) the Leverage Facility (as discussed in Note 8 – Commitments and Contingencies), (iv) any financing arrangements we may enter into in the future and (v) any future offerings of our equity or debt securities. Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Shares. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $31,790,293 and $35,353,403, respectively. We believe that our liquidity and sources of capital are adequate to satisfy our anticipated cash requirements for the next twelve months and foreseeable future. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $78,303,159. The primary operating activities during this period were investments in portfolio companies. The Fund invested $115,402,412 in new and existing portfolio investments during the three months ended March 31, 2026. This was offset by repayments of loans and sales of investments of $38,186,562 for the three months ended March 31, 2026. Net cash provided by operating activities for the three months ended March 31, 2025 was $60,106,702. The primary operating activities during this period were investments in portfolio companies. The Fund invested $25,859,566 in new and existing portfolio investments during the three months ended March 31, 2025. This was offset by repayments of loans and sales of investments of $76,473,372, respectively, for the three months ended March 31, 2025.

As of March 31, 2026, we had 144 investments with unfunded commitments of $256,692,229. As of March 31, 2025, we had 41 investments with unfunded commitments of $64,329,989. We believe that, as of both March 31, 2026 and March 31, 2025, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Beginning investment portfolio	$949,824,441	$650,974,766
Investments in portfolio investments	115,402,412	25,859,566
Principal repayments	(45,019,803)	(76,473,372)
Net change in unrealized depreciation (appreciation) on investments	(7,928,478)	(3,745,691)
Net realized gain (loss) on investments	75,963	856,495
Net change in premiums, discounts and amortization	574,626	746,608
Investment Portfolio, at Fair Value	$1,012,929,161	$598,218,372

Financing Activities

Net cash provided by our financing activities for the three months ended March 31, 2026 was $74,740,049, which consisted of $62,000,000 of net capital contributions from shareholders, $7,373,590 of distributions paid to our common shareholders during the period, and net borrowings on the Leverage Facility of $22,493,778. Net cash used in our financing activities for the three months ended March 31, 2025 was $15,381,043, which consisted of $104,391,083 of net capital contributions from shareholders, $7,536,845 of distributions paid to our common shareholders during the period, and net borrowings on the Leverage Facility of $(7,844,198).

Equity

Investors made capital commitments to us in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$273,737,374	October 1, 2024
$100,000,000	October 3, 2024
$193,939,394	February 24, 2025
$8,000,000	June 12, 2025
$22,500,000	August 1, 2025
$19,500,000	September 1, 2025
$1,500,000	November 3, 2025
$13,000,000	December 1, 2025
$500,000	January 2, 2026
$11,500,000	February 1, 2026

As of March 31, 2026, the Fund had unfunded capital commitments of $134,391,869.

The number of shares of our Shares issued and outstanding as of March 31, 2026 was 20,905,192.

Debt

Leverage Facility

On October 10, 2024, the SPV entered into a Loan and Servicing Agreement (“LSA”) with Wells Fargo Bank, National Association (the “Leverage Facility”). The LSA allows for an advance of up to $500,000,000 for loans acquired by the SPV. On September 30, 2025, the SPV executed an amendment to allow for an advance of up to $600,000,000. The Leverage Facility had a maturity date of October 10, 2029 and accrued interest at SOFR plus 2.15% through September 30, 2025. On September 30, 2025, the maturity date was extended to September 30, 2030 and the margin was decreased to SOFR plus 2.00%. On January 22, 2026 the Fund amended the Leverage Facility LSA, which extended the maturity date to January 22, 2031, decreased the margin to SOFR plus 1.90%and allows for an advance of up to $800,000,000. The average rate for the outstanding loans as of March 31, 2026 and December 31, 2025 was 5.59% and 6.37%, respectively, and weighted average outstanding balance for the periods was $480,978,314 and $355,056,744, respectively. As of March 31, 2026 and December 31, 2025, the Fund had $510,211,450 and $489,741,436 outstanding on its Leverage Facility, net of deferred financing costs, which totaled $6,586,009 and $4,562,245, respectively. The Fund incurred interest expense and unused commitment fees of $7,048,278 and $5,749,038 during the three months ended March 31, 2026 and 2025, respectively.

At March 31, 2026 and December 31, 2025, the carrying amount of the Fund’s secured borrowings approximated their fair value. The fair values of the Fund’s debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Fund’s borrowings is estimated based upon market interest rates for the Fund’s own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2026, the Fund’s borrowings would be deemed to be Level 3, as defined in Note 3 — Investments.

Debt obligations consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2025
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value (2)
Leverage Facility	$800,000,000	$516,797,459	$283,202,541	$510,211,450
Total Debt	$800,000,000	$516,797,459	$283,202,541	$510,211,450
(1)
The amount available may be subject to limitations related to the borrowing base under the Leverage Facility and asset coverage requirements.
(2)
The carrying values of the Leverage Facility are presented net deferred financing costs and original issue discounts totaling $6,586,009.

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

As of March 31, 2026, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facility to fund investments and for other general corporate purposes.

Distributions to Shareholders – Share Distributions

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

The Fund intends to utilize leverage (including through the establishment of wholly-owned financing subsidiaries), to finance its investments and operations. The amount of leverage that the Fund employs will be subject to the restrictions of the Investment Company Act and the supervision of the Board. As of March 31, 2026, the Fund had $516,797,459 outstanding on the Leverage Facility.

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying Consolidated Statements of Assets and Liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of March 31, 2026 we had 144 investments with unfunded commitments of $256,692,229. We believe that, as of March 31, 2026, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2026 is as follows:

	Payments Due by Period
	Total	Less than	1 year	1-3 years	3-5 years	After 5 years
Leverage Facility	$—	$—	$—	$—	$516,797,459	$—
Total Contractual Obligations	$—	$—	$—	$—	$516,797,459	$—

A summary of our contractual payment obligations as of December 31, 2025 is as follows:

	Payments Due by Period
	Total	Less than	1 year	1-3 years	3-5 years	After 5 years
Leverage Facility	$—	$—	$—	$—	$494,303,680	$—
Total Contractual Obligations	$—	$—	$—	$—	$494,303,680	$—

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

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement; and
•
the Administration Agreement.

RECENT DEVELOPMENTS

Subsequent to March 31, 2026 through May 12, 2026, the Fund invested $143,338,088 at cost in 40 different portfolio companies.

On April 10, 2026, the Fund entered into a senior secured credit facility (the “Facility”) pursuant to a Senior Secured Credit Agreement (the “Agreement”), with JPMorgan Chase Bank, N.A. The initial principal amount of the Facility is $275,000,000, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, with the ability to increase the total facility amount up to $412,500,000. The Facility includes a $50,000,000 limit for swingline loans. Advances under the Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 1.75% or 1.875% plus the Adjusted Term SOFR Rate in the case of any Loan other than an ABR Loan, and 0.75% or 0.875% plus an Alternate Base Rate in the case of any ABR Loan, in each case, depending on the Fund’s rate option election and borrowing base (as of the most recently delivered borrowing base certificate delivered under the Agreement). Advances under the Facility drawn in currencies other than U.S. dollars will initially bear interest at a per annum rate equal to 1.75% or 1.875%, in each case depending on the Fund’s borrowing base (as of the most recently delivered borrowing base certificate delivered under the Agreement), plus any applicable credit spread adjustment, plus certain local rates consistent with market standards, each as specified in the Agreement. The Fund will also pay a fee of 0.375% per annum on daily undrawn amounts under the Facility. The availability period of the revolving commitments under the Facility will terminate on April 10, 2030 (the “Commitment Termination Date”) and the Facility will mature on April 10, 2031 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Fund will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our risk factors as disclosed in “Item 1A. Risk Factors” of our Annual Report.

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

U.S. Federal Income Taxes

We have elected to be treated as a BDC under the Investment Company Act. We also intend to elect to be treated as a RIC under the Code. So long as we maintain our status as a RIC, we will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our shareholders and will not be reflected in our consolidated financial statements. We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2025, the Fund did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Fund have any unrecognized tax benefits. Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for corporate-level U.S. federal income taxes which may be significant to our financial results.

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

The impact of SOFR fluctuations on interest income and interest expense for the three months ended March 31, 2026 is presented in the table below:

	Increase	Increase	Increase
($ in thousands)	(Decrease)	(Decrease)	(Decrease)
	in Interest	in Interest	in Net Investment
Change in interest rates (bps)	Income	Expense	Income
Up 300 basis points	$26,224	$(14,413)	$11,811
Up 200 basis points	17,483	(9,609)	7,874
Up 100 basis points	8,741	(4,804)	3,937
Down 100 basis points	(8,741)	4,804	(3,937)
Down 200 basis points	(17,483)	9,609	(7,874)
Down 300 basis points	(26,224)	14,413	(11,811)

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

Item 1A. Risk Factors.

For information regarding factors that could affect our business, financial condition and/or operating results, see the risk factors discussed in “Item 1A. Risk Factors” in the Annual Report. There have been no material changes from the risk factors discussed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the quarter ended March 31, 2026, except as previously disclosed in certain Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Fund adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Securities Act.

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
10.1*

Amendment No. 2 to Loan and Servicing Agreement, including the Loan Agreement (previously filed as an exhibit to Audax Private Credit Fund’s Form 10/A, filed on September 19, 2025), dated as of January 22, 2026, by and among APCF SPV I, LLC, as borrower, Audax Management Company (NY), LLC, as collateral manager, Wells Fargo Bank, National Association, as a lender and the administrative agent, the other lenders party thereto and Computershare Trust Company, N.A., as collateral custodian and collateral agent (incorporated by reference to Exhibit 10.1 to the Fund's Form 8-K, filed on January 23, 2026).

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

Audax Private Credit Fund, LLC

Date: May 12, 2026	By:	/s/ Kevin Magid
Kevin Magid
Director, Chairperson and Chief Executive Officer (Authorized Signatory)

Date: May 12, 2026	By:	/s/ Alexander Gardiner
Alexander Gardiner
Interim Chief Financial Officer (Principal Financial Officer)