Form 10-Q
period 2026-06-30
Audax Private Credit Fund, LLC
filed 2026-08-14
CIK 2033362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, the registrant had 24,649,000 shares of limited liability company interests, $0.001 par value per share (the “Shares”), outstanding.

i

Audax Private Credit Fund, LLC

Consolidated Statements of Assets and Liabilities

June 30, 2026 (unaudited) and December 31, 2025

(Expressed in U.S. Dollars)

	June 30, 2026
	(unaudited)	December 31, 2025
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $1,107,066,424 and $918,592,383, respectively)	$1,109,101,919	$929,102,607
Affiliated investments (cost of $31,124,571 and $31,064,337, respectively)	18,403,737	20,721,834
Cash and cash equivalents	36,759,770	35,353,403
Receivable for loan repayment	6,204,423	317,888
Interest receivable	4,674,947	3,618,466
Prepaid investments	4,102,764	—
Receivable from affiliates	296,499	290,499
Receivable from investments sold	—	357,771
Total assets	$1,179,544,059	$989,762,468

Liabilities
Borrowings under leverage facility (net of deferred financing costs of $6,280,800 and $4,562,245, respectively) (Note 8)	$546,865,537	$489,741,436
Borrowings under credit facility (net of deferred financing costs of $3,310,440 and $0, respectively) (Note 8)	15,167,201	—
Payable for investments purchased	30,829,513	19,382,036
Distributions due to shareholders	9,630,831	7,373,591
Interest payable	8,109,766	6,846,722
Payable to Adviser (Note 4)	2,482,774	1,507,733
Incentive fee payable (Note 4)	1,380,030	1,205,739
Deferred tax liability	1,131,332	1,017,037
Accounts payable and accrued expenses	850,515	720,227
Total liabilities	616,447,499	527,794,521
Commitments and Contingencies (Note 8)
Net Assets
Shares, $0.001 par value per share, unlimited shares authorized, 22,930,549 and 18,433,976 shares issued and outstanding, respectively	22,931	18,434
Capital in excess of par value	572,913,259	460,917,756
Total distributable earnings	(9,839,630)	1,031,757
Total Net Assets	$563,096,560	$461,967,947
Net Asset Value per Share at End of Period	$24.56	$25.06

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Statements of Operations

For the three and six months ended June 30, 2026 and 2025

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$22,057,492	$14,469,659	$41,970,610	$29,907,435
Dividend income	—	—	—	307,856
Total investment income from non-controlled/non-affiliated investments	22,057,492	14,469,659	41,970,610	30,215,291
Affiliated investments:
Interest income	153,829	—	247,031	—
Total investment income from affiliated investments	153,829	—	247,031	—
Total investment income	22,211,321	14,469,659	42,217,641	30,215,291
Expenses
Interest expense and credit facility fees	8,150,783	5,489,469	15,199,061	11,238,507
Organizational expenses	—	2,429,382	—	2,429,382
Management fee (Note 4)	1,773,945	1,064,102	3,385,733	2,133,068
Incentive fee (Note 4)	1,380,031	817,305	2,633,793	817,305
Amortization of deferred financing costs	540,796	125,000	897,172	250,000
Professional fees	107,000	116,248	267,051	243,159
Directors' fees	90,095	72,500	180,410	72,500
Administration fees (Note 4)	—	16,555	—	185,996
Investment expenses	—	107	—	13,645
Other expenses	315,336	175,052	624,749	343,729
Total operating expenses	12,357,986	10,305,720	23,187,969	17,727,291

Expense support reimbursement	193,121	—	593,121	—
Expense support	—	(2,429,382)	—	(2,429,382)
Management fee waiver (Note 4)	—	(59,390)	—	(973,233)
Net expenses	12,551,107	7,816,948	23,781,090	14,324,676

Net investment income	9,660,214	6,652,711	18,436,551	15,890,615

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	(5,243)	30,712	70,720	887,207
Net realized gain (loss)	(5,243)	30,712	70,720	887,207
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(834,332)	(4,374,259)	(8,474,729)	(8,119,950)
Affiliated investments	(2,090,251)	—	(2,378,331)	—
Net change in deferred taxes	(98,911)	(818,338)	(114,295)	(818,338)
Total net change in unrealized depreciation on investments	(3,023,494)	(5,192,597)	(10,967,355)	(8,938,288)
Net realized and unrealized losses on investments	(3,028,737)	(5,161,885)	(10,896,635)	(8,051,081)
Realized and unrealized gains (losses) on foreign currency:
Net realized loss on foreign currency	—	(909)	—	(4,034)
Net change in unrealized gain (loss) on foreign currency	(138)	1,510	(292)	1,518
Net realized and unrealized gains (losses) on foreign currency	(138)	601	(292)	(2,516)
Net increase in net assets resulting from operations	$6,631,339	$1,491,427	$7,539,624	$7,837,018

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Statements of Changes in Net Assets

For the six months ended June 30, 2026 and 2025

(Expressed in U.S. Dollars)

(unaudited)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net assets at beginning of period	$461,967,947	$340,294,184
Operations:
Net investment income	18,436,551	15,890,615
Net realized gain on investments and foreign currency	70,720	883,173
Net change in unrealized depreciation on investments and foreign currency	(10,853,352)	(8,118,432)
Net change in deferred taxes	(114,295)	(818,338)
Net increase in net assets from operations	7,539,624	7,837,018
Distributions to Shareholders:
Distributions from distributable earnings	(18,411,011)	(7,536,845)
Net decrease resulting from shareholder distributions	(18,411,011)	(7,536,845)
Capital share transactions:
Capital contributions	112,000,000	35,000,000
Net increase in net assets from capital transactions	112,000,000	35,000,000
Net increase in net assets for the period	101,128,613	35,300,173
Net assets at end of period	$563,096,560	$375,594,357

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Statements of Cash Flows

For the six months ended June 30, 2026 and 2025

(Expressed in U.S. Dollars)

(unaudited)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$7,539,624	$7,837,018
Adjustments to reconcile net increase in net assets resulting from operations used in operating activities:
Net realized gain on investments and foreign currency	(70,720)	(887,207)
Net change in unrealized depreciation on investments	10,853,060	8,119,950
Non-cash interest income, including payment in-kind and original issue discount accretion	(1,189,198)	(1,351,045)
Amortization of financing costs	897,172	250,000
(Increase) in receivable for loan repayment	(5,886,535)	(742,165)
(Increase) in interest receivable	(1,056,481)	(1,939,040)
(Increase) in prepaid investments	(4,102,764)	(3,731,250)
(Increase) decrease in receivable from affiliates	(6,000)	306,938
Decrease in receivable from investments sold	357,771	—
(Increase) in escrow receivable	—	(48,338)
Decrease in due from Administrator (Note 4)	—	182
Increase (decrease) in payable for investments purchased	11,447,477	(186,020)
Increase in interest payable	1,263,044	1,971,678
Increase in payable to Adviser (Note 4)	975,041	958,143
Increase in incentive fee payable (Note 4)	174,291	817,305
Increase in deferred tax liability	114,295	818,338
Increase in accounts payable and accrued expenses	130,288	247,818
Decrease in payable to Administrator (Note 4)	—	(1,024,078)
Investment activity:
Purchase of investments	(257,215,923)	(123,311,750)
Proceeds from disposition and repayments of investments	69,941,566	95,026,543
Net investment activity	(187,274,357)	(28,285,207)
Net cash used in operating activities	(165,833,992)	(16,866,980)
Cash flows from financing activities:
Proceeds from capital contributions	112,000,000	139,391,083
Return of capital called	—	(104,391,083)
Distributions paid	(16,153,771)	(7,536,845)
Payments of financing costs - leverage facility	(2,459,738)	—
Borrowings under leverage facility	153,602,169	27,652,708
Repayments for leverage facility	(94,759,513)	(35,112,000)
Payments of financing costs - credit facility	(3,466,429)	—
Borrowings under credit facility	18,477,641	—
Short-term borrowings	—	8,955,802
Short-term repayments	—	(8,955,802)
Net cash provided by financing activities	167,240,359	20,003,863
Net change in cash and cash equivalents	1,406,367	3,136,883
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	35,353,403	31,592,264
Cash and cash equivalents, end of period	$36,759,770	$34,729,147
Supplemental and non-cash information:
Initial conversion to unitized LLC	$—	$340,034,511
Payment-in-kind ("PIK") interest income	$91,536	$1,015,825
Interest paid pursuant to the leverage facility	$13,917,162	$8,723,317
Interest paid pursuant to the credit facility	$18,856	$—
Interest paid on short-term borrowings	$—	$166,372

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m)
Aerospace & Defense
API Technologies 2026	(g)(k)	1st Lien Term Loan	S+	5.50%	9.23%	6/4/2026	6/3/2033	2,195,600	$2,173,985	$2,173,644
GRVTY	(g)	1st Lien Term Loan	S+	4.75%	8.48%	5/18/2026	5/28/2033	1,155,172	1,143,665	1,146,508
Tronair 2025	(g)	1st Lien Term Loan	S+	3.75%	7.48%	12/18/2025	12/22/2032	3,582,000	3,539,890	3,546,180
Vantor	(g)(k)	1st Lien Term Loan	S+	4.50%	8.23%	2/27/2026	3/3/2033	2,000,000	1,971,218	2,007,500
									$8,828,758	$8,873,832
Air Freight & Logistics
Magnate	(g)	1st Lien Term Loan	S+	5.50%	9.23%	2/19/2025	12/29/2028	4,925,000	4,855,357	4,814,187
									$4,855,357	$4,814,187
Automobile Components
BBB Industries	(g)(k)	1st Lien DDTL	S+	6.00%	9.73%	1/20/2026	7/25/2029	1,000,000	972,784	923,035
									$972,784	$923,035
Building Products
Leaf Home	(g)	1st Lien Term Loan	S+	5.25%	8.98%	9/4/2025	9/4/2031	9,145,938	9,025,573	9,031,613
									$9,025,573	$9,031,613
Capital Markets
Beta+	(g)	1st Lien Term Loan	S+	5.75%	9.48%	3/9/2026	7/2/2029	5,968,992	5,805,457	5,939,147
Cerity Partners		Unitranche Term Loan	S+	4.50%	8.23%	10/10/2024	7/28/2031	24,769,992	24,769,992	24,769,992
Modern Wealth	(g)(k)	1st Lien Term Loan	S+	5.25%	8.98%	5/22/2026	8/27/2032	1,616,667	1,592,662	1,592,417
									$32,168,111	$32,301,556
Chemicals
Shrieve	(g)	Unitranche Term Loan	S+	6.00%	9.73%	6/18/2025	10/30/2030	2,970,000	2,933,296	2,940,300
									$2,933,296	$2,940,300
Commercial Services & Supplies
Apex Companies		1st Lien DDTL	S+	5.00%	8.73%	11/21/2025	1/31/2030	—	925	—
Aqualis	(g)	1st Lien Term Loan	S+	4.75%	8.48%	4/13/2026	4/19/2032	617,021	611,051	612,394
Beacon Communications	(g)(k)	1st Lien Term Loan	S+	4.75%	8.48%	3/31/2026	4/2/2032	3,083,333	3,053,705	3,052,500

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Commercial Services & Supplies (continued)
Brown & Root	(g)(k)	1st Lien Term Loan	S+	5.00%	8.73%	10/3/2025	10/3/2030	7,429,426	7,337,062	7,317,985
Capital Consultants Management Corporation	(g)	Unitranche DDTL	S+	5.00%	8.73%	7/8/2025	11/3/2031	4,712,932	4,675,445	4,712,932
Certified Collision Group	(g)	Unitranche Term Loan	S+	4.50%	8.23%	12/30/2025	12/30/2032	8,624,594	8,545,710	8,603,032
Denali Water Solutions 2025	(g)	1st Lien Term Loan	S+	4.75%	8.48%	11/19/2025	11/19/2032	6,346,154	6,289,151	6,298,558
Eagle Fire	(g)	1st Lien Term Loan	S+	4.25%	7.98%	7/15/2025	7/15/2032	3,482,500	3,451,557	3,456,381
Healthcare Linen Services Group	(g)	Unitranche Term Loan	S+	4.75%	8.48%	2/2/2026	2/2/2033	6,163,657	6,107,422	6,114,651
HeartLand	(g)	1st Lien Term Loan	S+	4.75%	8.48%	7/8/2025	12/12/2029	1,915,818	1,899,088	1,891,871
Industrial Service Group		Unitranche Term Loan	S+	5.75%	9.48%	10/10/2024	12/7/2028	6,959,388	6,959,388	6,959,388
Industrial Service Group		Unitranche DDTL	S+	5.75%	9.48%	10/10/2024	12/7/2028	3,623,905	3,623,905	3,623,905
Ned Stevens	(g)	Unitranche Term Loan	S+	5.00%	8.73%	10/10/2024	11/1/2029	15,125,525	15,123,963	15,125,525
O6 Environmental	(g)	1st Lien Term Loan	S+	4.75%	8.48%	8/5/2025	8/5/2032	6,074,325	6,020,486	6,074,325
Russell Landscape Group	(g)	1st Lien Term Loan	S+	5.50%	9.23%	10/10/2024	4/11/2030	4,235,161	4,155,983	4,235,161
Russell Landscape Group	(g)	1st Lien DDTL	S+	5.50%	9.23%	10/10/2024	4/11/2030	2,108,959	2,091,022	2,108,959
Russell Landscape Group	(g)(h)(k)	1st Lien DDTL	S+	5.50%	9.23%	5/29/2026	4/11/2030	—	(9,350)	—
Russell Landscape Group	(g)(k)	1st Lien Term Loan	S+	5.50%	9.23%	5/29/2026	4/11/2030	1,811,881	1,785,346	1,789,233
SavATree	(g)	Unitranche Term Loan	S+	5.00%	8.73%	10/10/2024	6/6/2031	12,241,569	12,145,951	12,149,757
SavATree		Unitranche Term Loan	S+	5.00%	8.73%	5/14/2026	6/6/2031	94,800	94,800	94,089
Vortex Companies	(g)	Unitranche Term Loan	S+	5.00%	8.73%	3/4/2026	9/4/2029	1,995,000	1,967,033	1,995,000
Vortex Companies	(g)	1st Lien Term Loan	S+	5.00%	8.73%	4/1/2026	9/4/2029	2,489,024	2,453,891	2,489,024
									$98,383,534	$98,704,670
Communications Equipment
Eastern Communications	(g)	1st Lien Term Loan	S+	5.00%	8.73%	11/4/2025	12/30/2030	4,855,956	4,814,992	4,831,676
									$4,814,992	$4,831,676
Construction & Engineering
A1 Garage Door Service		Unitranche Term Loan	S+	4.50%	8.23%	10/10/2024	12/22/2028	3,115,620	3,115,620	3,115,620
A1 Garage Door Service		Unitranche DDTL	S+	4.50%	8.23%	10/10/2024	12/22/2028	1,635,676	1,635,676	1,635,676

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Construction & Engineering (continued)
Cumming Group	(k)	1st Lien Term Loan	S+	4.75%	8.48%	6/16/2026	6/16/2033	15,097,874	15,097,874	15,097,874
Gallo Mechanical	(g)	1st Lien Term Loan	S+	4.75%	8.48%	7/31/2025	8/2/2032	8,162,995	8,055,230	8,142,588
HR Green	(g)	1st Lien Term Loan	S+	5.50%	9.23%	10/10/2024	1/28/2030	5,490,734	5,410,159	5,490,734
Legacy Service Partners	(g)	1st Lien Term Loan	S+	4.50%	8.23%	5/22/2025	11/10/2031	498,750	493,926	495,009
Legacy Service Partners	(g)	1st Lien Term Loan	S+	4.50%	8.23%	10/10/2024	2/17/2033	1,995,000	1,976,156	1,980,038
Lindsay Precast	(g)	1st Lien Term Loan	S+	4.75%	8.48%	12/16/2025	12/16/2032	4,213,578	4,174,684	4,213,578
National Trench Safety	(g)	Unitranche Term Loan	S+	5.50%	9.23%	10/10/2024	12/4/2028	18,580,188	18,460,456	18,580,188
Pond	(g)	Unitranche Term Loan	S+	5.00%	8.73%	4/24/2026	12/12/2032	5,118,750	5,070,785	5,080,359
Prime Electric	(g)	Unitranche Term Loan	S+	5.00%	8.73%	4/2/2026	12/31/2031	1,496,250	1,467,172	1,485,028
RailPros	(g)	Unitranche Term Loan	S+	4.25%	7.98%	5/22/2025	5/24/2032	4,074,474	4,038,513	4,074,474
									$68,996,251	$69,391,166
Consumer Staples Distribution & Retail
Avita Pharmacy	(g)	Unitranche Term Loan	S+	5.00%	8.73%	11/4/2025	8/6/2030	14,024,788	13,875,865	14,024,788
									$13,875,865	$14,024,788
Containers & Packaging
Novvia Group	(g)	Unitranche Term Loan	S+	5.25%	8.98%	6/13/2025	1/31/2032	11,594,140	11,519,452	11,594,140
Novvia Group	(g)	Unitranche DDTL	S+	5.25%	8.98%	6/13/2025	1/31/2032	1,325,943	1,318,033	1,325,943
Precision Concepts	(g)	Unitranche Term Loan	S+	4.75%	8.48%	7/31/2025	8/2/2032	2,934,927	2,909,716	2,934,927
Precision Concepts	(g)	Unitranche DDTL	S+	4.75%	8.48%	7/31/2025	8/2/2032	1,012,044	1,003,383	1,012,044
Precision Concepts	(g)	Unitranche Term Loan	S+	4.75%	8.48%	7/31/2025	8/2/2032	395,925	392,411	395,925
									$17,142,995	$17,262,979
Diversified Consumer Services
Aptive Environmental	(g)	1st Lien Term Loan	S+	4.75%	8.48%	10/15/2025	10/15/2032	9,696,628	9,610,018	9,648,145
Heritage Partners	(g)(j)(l)	Unitranche Term Loan	S+	0.00%	3.54% PIK	10/10/2024	12/22/2026	13,125,161	12,783,688	6,647,642
Heritage Partners	(g)(j)(l)	Unitranche DDTL	S+	0.00%	3.54% PIK	10/10/2024	12/22/2026	6,181,543	6,020,720	3,130,833
Kalkomey	(g)	Unitranche Term Loan	S+	5.00%	8.73%	10/10/2024	6/18/2031	16,878,119	16,627,066	16,878,119

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Diversified Consumer Services (continued)
RotoCo	(g)(j)	1st Lien Term Loan	S+	5.50%	9.23%	10/10/2024	6/30/2028	12,881,408	12,863,741	8,525,025
RotoCo	(g)(j)	1st Lien DDTL	S+	5.50%	9.23%	10/10/2024	6/30/2028	41,057	40,991	27,172
Southeast Lineman Training Center	(g)	1st Lien Term Loan	S+	5.00%	8.73%	8/18/2025	1/3/2030	5,955,000	5,882,504	5,955,000
Super-Sod	(g)(h)	1st Lien DDTL	S+	4.75%	8.48%	2/27/2026	3/10/2032	—	(8,637)	—
Super-Sod	(g)	1st Lien Term Loan	S+	4.75%	8.48%	2/27/2026	3/10/2032	8,727,273	8,641,907	8,661,962
									$72,461,998	$59,473,898
Electrical Equipment
Industrial Electric Manufacturing		1st Lien DDTL	S+	4.75%	8.48%	12/3/2025	12/3/2031	—	268	—
Industrial Electric Manufacturing	(g)	1st Lien Term Loan	S+	4.75%	8.48%	12/3/2025	12/3/2031	5,832,745	5,808,265	5,759,835
TryStar		1st Lien DDTL	S+	4.25%	7.98%	1/5/2026	8/6/2031	—	1,602	—
TryStar	(g)	1st Lien Term Loan	S+	4.25%	7.98%	1/6/2026	8/6/2031	1,333,333	1,326,667	1,333,333
									$7,136,802	$7,093,168
Electronic Equipment, Instruments & Components
TRG Solutions	(g)	Unitranche Term Loan	S+	4.50%	8.23%	1/5/2026	1/5/2032	8,100,000	8,024,711	8,041,519
									$8,024,711	$8,041,519
Energy Equipment & Services
Allied Power Group	(g)	Unitranche Term Loan	S+	5.00%	8.73%	10/10/2024	5/16/2030	7,060,965	6,932,382	7,060,965
Allied Power Group	(g)	Unitranche DDTL	S+	5.00%	8.73%	10/10/2024	5/16/2030	1,486,045	1,474,101	1,486,045
									$8,406,483	$8,547,010
Financial Services
AmpliFi	(g)	1st Lien Term Loan	S+	5.00%	8.73%	10/10/2024	4/23/2030	8,225,184	8,075,971	8,225,184
Aprio	(g)	1st Lien Term Loan	S+	4.75%	8.48%	4/25/2025	8/1/2031	2,696,292	2,673,230	2,669,329
Aprio	(g)	1st Lien DDTL	S+	4.75%	8.48%	4/25/2025	8/1/2031	1,991,030	1,974,851	1,971,119
Crowe	(g)(k)	1st Lien Revolver	S+	5.50%	9.23%	5/13/2026	5/31/2033	464,286	459,643	459,643
Crowe	(g)(k)	1st Lien Term Loan	S+	5.50%	9.23%	5/13/2026	5/31/2033	3,142,857	3,111,429	3,111,428
Embark	(g)	1st Lien Term Loan	S+	4.50%	8.23%	9/2/2025	9/2/2032	4,466,250	4,427,275	4,443,919

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Financial Services (continued)
Frazier & Deeter		1st Lien DDTL	S+	4.50%	8.23%	2/19/2026	5/3/2032	—	514	—
Merchant Industry & Valor PayTech	(g)	1st Lien Term Loan	S+	4.75%	8.48%	9/19/2025	9/19/2031	2,583,951	2,560,593	2,583,951
									$23,283,506	$23,464,573
Food Products
Golden State Foods	(g)(k)	1st Lien Term Loan	S+	4.00%	7.73%	10/10/2024	12/4/2031	1,984,949	1,980,786	1,990,636
Hometown Food Company	(g)	1st Lien Term Loan	S+	4.50%	8.23%	6/9/2025	12/3/2030	2,812,232	2,793,287	2,812,232
MBC Companies	(g)(k)	1st Lien Term Loan	S+	3.75%	7.48%	10/23/2025	9/10/2030	57,731	57,519	57,586
MBC Companies	(g)(k)	1st Lien Term Loan	S+	4.75%	8.48%	10/20/2025	9/10/2030	934,107	926,506	931,772
MBC Companies	(g)(k)	1st Lien Term Loan	S+	3.75%	7.48%	5/8/2026	7/7/2028	1,502,751	1,499,068	1,498,994
MBC Companies	(g)(h)(k)	1st Lien DDTL	S+	3.75%	7.48%	5/8/2026	7/7/2028	95,355	94,651	95,116
Peterson Farms	(g)	1st Lien Term Loan	S+	4.00%	7.73%	11/14/2025	12/1/2032	2,985,000	2,958,297	2,970,075
									$10,310,114	$10,356,411
Health Care Equipment & Supplies
Alcresta	(g)	Unitranche Term Loan	S+	5.25%	8.98%	12/4/2025	3/12/2031	4,073,162	4,039,263	4,073,162
Alcresta		1st Lien DDTL	S+	5.25%	8.98%	12/4/2025	3/12/2031	—	4,890	—
Antylia Scientific	(g)(k)	1st Lien Term Loan	S+	4.00%	7.73%	7/21/2025	5/27/2032	3,980,000	3,892,376	3,944,359
Dragonfly Health	(g)(k)	1st Lien Term Loan	S+	4.75%	8.48%	6/30/2026	6/30/2033	4,076,923	4,036,154	4,036,154
USMed-Equip	(g)	Unitranche Term Loan	S+	5.75%	9.48%	10/10/2024	5/24/2029	19,518,884	19,464,062	19,518,884
									$31,436,745	$31,572,559
Health Care Providers & Services
Accurate Neuromonitoring	(g)	Unitranche Term Loan	S+	5.50%	9.23%	3/13/2026	3/13/2031	4,234,280	4,161,981	4,223,695
AIS Healthcare	(g)(k)	1st Lien Term Loan	S+	5.00%	8.73%	6/2/2026	6/4/2032	3,689,320	3,634,814	3,633,981
APT Healthcare	(g)	Unitranche Term Loan	S+	4.50%	8.23%	9/30/2025	9/30/2031	7,719,444	7,633,911	7,719,444
Clearway Pain Solutions	(g)	1st Lien Term Loan	S+	5.50%	9.23%	9/22/2025	8/30/2030	4,274,116	4,216,487	4,226,032
CuraLinc Healthcare	(g)	1st Lien Term Loan	S+	4.50%	8.23%	3/31/2026	8/1/2030	5,985,000	5,900,371	5,985,000
Cornerstone Caregiving	(g)	1st Lien Term Loan	S+	4.75%	8.48%	3/25/2026	4/1/2032	4,884,615	4,837,631	4,847,981
Dane Street	(g)	1st Lien Term Loan	S+	4.50%	8.23%	3/24/2026	3/28/2033	3,445,000	3,410,960	3,421,093

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Health Care Providers & Services (continued)
MDpanel		Unitranche Term Loan	S+	6.50%	10.23%	10/10/2024	8/2/2029	5,822,472	5,822,472	5,822,472
MDpanel	(g)	Unitranche DDTL	S+	6.50%	10.23%	10/10/2024	8/2/2029	1,042,053	1,040,233	1,042,053
National Seating & Mobility		1st Lien Term Loan	S+	4.25%	7.98%	7/17/2025	5/14/2029	1,975,075	1,975,075	1,975,075
OB Hospitalist Group 2026	(g)(k)	1st Lien Term Loan	S+	5.50%	9.23%	6/2/2026	1/31/2031	4,039,476	3,999,579	3,999,081
Patterson Companies	(g)(k)	1st Lien Term Loan	S+	4.50%	8.23%	8/13/2025	4/16/2032	9,925,000	9,033,368	8,547,956
Riccobene Associates Family Dentistry	(g)	1st Lien Term Loan	S+	4.75%	8.48%	6/6/2025	10/31/2030	8,212,421	8,127,858	8,212,421
RxBenefits	(g)	1st Lien Term Loan	S+	5.00%	8.73%	6/6/2025	12/19/2030	4,471,875	4,389,532	4,460,695
Sequel Ortho (fka OrthoNebraska)		Unitranche Term Loan	S+	5.00%	8.73%	10/10/2024	7/31/2028	4,748,500	4,748,500	4,748,500
Sequel Ortho (fka OrthoNebraska)	(g)	Unitranche Term Loan	S+	5.00%	8.73%	10/31/2025	7/31/2028	5,685,714	5,632,614	5,685,714
Specialized Dental	(g)	1st Lien Term Loan	S+	4.50%	8.23%	10/30/2025	11/1/2028	8,703,925	8,672,077	8,660,406
Specialized Dental		1st Lien DDTL	S+	4.50%	8.23%	10/30/2025	11/1/2028	—	4,110	—
Summit Spine & Joint Centers	(g)	Unitranche Term Loan	S+	4.75%	8.48%	6/13/2025	3/25/2031	12,431,667	12,271,633	12,431,667
TEAM Services 2026	(g)(k)	1st Lien Term Loan	S+	5.25%	8.98%	1/30/2026	3/31/2033	6,500,000	6,422,559	6,378,125
									$105,935,765	$106,021,391
Health Care Technology
AGS Health	(g)	Unitranche Term Loan	S+	4.25%	7.98%	7/31/2025	8/2/2032	5,113,500	5,103,819	5,113,500
Avalon	(g)	1st Lien Term Loan	S+	4.50%	8.23%	12/31/2025	12/31/2031	7,481,250	7,414,014	7,425,141
VaxCare	(g)	Unitranche Term Loan	S+	4.25%	7.98%	6/16/2025	6/17/2032	3,308,333	3,277,928	3,308,333
									$15,795,761	$15,846,974
Hotels, Restaurants & Leisure
Hissho Sushi	(g)	Unitranche Term Loan	S+	4.75%	8.48%	10/20/2025	5/18/2029	9,902,619	9,821,858	9,902,619
Taymax Group		1st Lien Term Loan	S+	5.18%	8.92%	10/10/2024	7/30/2027	14,337,366	14,337,366	14,337,366
Taymax Group		1st Lien DDTL	S+	5.18%	8.92%	10/10/2024	7/30/2027	7,977,388	7,977,388	7,977,388
									$32,136,612	$32,217,373
Insurance
SIAA (Alliance Holdings)		Unitranche Term Loan	S+	4.75%	8.48%	10/10/2024	4/30/2030	24,885,012	24,885,012	24,885,012
									$24,885,012	$24,885,012

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Interactive Media & Services
Integral Ad Science	(g)	1st Lien Term Loan	S+	5.00%	8.73%	12/22/2025	12/23/2031	9,381,250	9,071,319	9,357,797
									$9,071,319	$9,357,797
Internet Software & Services
Dun & Bradstreet	(g)	Unitranche Term Loan	S+	5.50%	9.23%	8/26/2025	8/26/2032	4,975,000	4,931,457	4,962,563
Power Digital	(g)	Unitranche Term Loan	S+	4.75%	8.48%	10/10/2024	3/11/2030	11,096,584	11,077,061	11,096,584
Power Digital	(g)	Unitranche DDTL	S+	4.75%	8.48%	10/10/2024	3/11/2030	637,290	636,169	637,290
									$16,644,687	$16,696,437
IT Services
Accion Labs	(g)(k)	1st Lien Term Loan	S+	4.75%	8.48%	6/29/2026	5/23/2029	2,000,000	1,980,000	1,980,000
Centre Technologies	(g)(k)	1st Lien Term Loan	S+	4.75%	8.48%	6/18/2026	6/22/2033	1,187,500	1,175,636	1,175,625
GoldenSource		Unitranche Term Loan	S+	5.00%	8.73%	10/10/2024	5/12/2028	8,070,442	8,070,442	8,070,442
Med Tech Solutions	(g)	Unitranche Term Loan	S+	5.25%	8.98%	6/3/2025	6/3/2032	5,795,049	5,706,993	5,795,049
Trace3 2025	(g)(k)	Unitranche Term Loan	S+	4.00%	7.73%	10/8/2025	10/29/2032	3,610,000	3,577,987	3,553,594
									$20,511,058	$20,574,710
Leisure Products
PlayPower 2025	(g)	Unitranche Term Loan	S+	5.50%	9.23%	7/25/2025	10/29/2031	14,067,310	13,815,046	13,909,053
									$13,815,046	$13,909,053
Life Sciences Tools & Services
TCP Analytical	(g)	Unitranche Term Loan	S+	5.00%	8.73%	6/17/2025	3/12/2031	8,910,000	8,813,466	8,910,000
TechData	(g)(h)(k)	1st Lien Term Loan	S+	5.00%	8.73%	6/22/2026	7/1/2032	—	(30,517)	—
									$8,782,949	$8,910,000
Machinery
80/20	(g)	Unitranche Term Loan	S+	4.50%	8.23%	12/12/2025	12/13/2032	6,127,500	6,070,899	6,083,317
Barnes Group 2025	(g)(k)	1st Lien Term Loan	S+	4.75%	8.48%	10/17/2025	10/22/2032	5,486,250	5,387,125	5,451,961
Tank Holdings	(g)	Unitranche Term Loan	S+	6.00%	9.73%	2/6/2025	3/31/2028	6,320,048	6,261,304	6,272,648
Tank Holdings	(g)	Unitranche DDTL	S+	6.00%	9.73%	2/6/2025	3/31/2028	605,607	597,635	601,065
Voeller Mixers	(g)	1st Lien Term Loan	S+	4.75%	8.48%	11/25/2025	11/25/2032	4,069,767	4,031,860	3,978,198
Voeller Mixers		1st Lien DDTL	S+	4.75%	8.48%	11/25/2025	11/25/2032	—	690	—
									$22,349,513	$22,387,189
Media
Encore	(g)	1st Lien Term Loan	S+	5.00%	8.73%	3/17/2026	12/5/2031	3,838,278	3,651,006	3,828,683
Klick Health	(g)(i)(k)	Unitranche Term Loan	S+	5.00%	8.73%	6/17/2026	11/5/2032	2,420,000	2,407,995	2,407,900
									$6,059,001	$6,236,583

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Metals & Mining
Associated Springs	(g)(k)	1st Lien Term Loan	S+	5.50%	9.23%	6/29/2026	4/4/2030	4,500,000	4,455,005	4,455,000
Forged Solutions	(g)(i)(k)	1st Lien Term Loan	S+	4.75%	8.48%	2/27/2026	2/25/2033	4,166,667	4,125,908	4,125,000
									$8,580,913	$8,580,000
Oil, Gas & Consumable Fuels
Palmdale Oil	(g)	Unitranche Term Loan	S+	4.75%	8.48%	12/5/2025	12/12/2031	844,076	841,018	837,745
									$841,018	$837,745
Personal Care Products
Mary Ruth's	(g)	1st Lien Term Loan	S+	3.25%	6.98%	10/8/2025	9/30/2030	1,226,563	1,221,792	1,226,562
Mary Ruth's	(g)	1st Lien Term Loan	S+	4.75%	8.48%	10/8/2025	9/30/2031	3,721,875	3,690,338	3,721,875
									$4,912,130	$4,948,437
Pharmaceuticals
Minds & Assembly	(g)	Unitranche Term Loan	S+	5.00%	8.73%	10/10/2025	5/3/2029	7,960,000	7,862,972	7,960,000
									$7,862,972	$7,960,000
Professional Services
Cherry Bekaert	(g)	Unitranche Term Loan	S+	4.75%	8.48%	10/10/2024	6/28/2030	12,366,773	12,345,122	12,366,773
Cherry Bekaert	(g)	Unitranche DDTL	S+	4.75%	8.48%	10/10/2024	6/28/2030	6,342,542	6,327,618	6,342,542
Corestream	(g)(k)	1st Lien Term Loan	S+	5.00%	8.73%	6/30/2026	6/27/2033	4,008,016	3,967,936	3,967,936
Epiq	(g)(k)	1st Lien Term Loan	S+	4.00%	7.73%	10/8/2025	4/26/2029	905,235	793,364	827,385
Foundation Source	(g)	1st Lien DDTL	S+	5.00%	8.73%	10/10/2024	9/6/2030	4,219,616	4,198,616	4,219,616
Foundation Source		1st Lien Term Loan	S+	5.00%	8.73%	10/10/2024	9/6/2030	13,399,423	13,399,423	13,399,423
Lighthouse	(g)	Unitranche Term Loan	S+	4.75%	8.48%	6/2/2025	12/31/2029	647,242	644,804	647,242
Lighthouse	(g)	Unitranche Term Loan	S+	4.75%	8.48%	6/2/2025	12/31/2029	20,673,583	20,595,727	20,673,583
Magna Legal Services		1st Lien Term Loan	S+	4.50%	8.23%	10/10/2024	11/21/2029	13,667,695	13,667,695	13,667,695
Magna Legal Services		1st Lien DDTL	S+	4.50%	8.23%	10/10/2024	11/22/2029	3,826,428	3,826,428	3,826,428
Prime Pensions	(g)	Unitranche Term Loan	S+	4.75%	8.48%	10/10/2024	2/26/2030	6,652,920	6,590,227	6,652,920
Proceed	(g)	Unitranche Term Loan	S+	4.50%	8.23%	3/31/2026	3/31/2032	3,699,063	3,663,551	3,680,567
Repario	(g)(k)	1st Lien Term Loan	S+	5.25%	8.98%	6/2/2026	6/4/2032	1,450,000	1,421,190	1,421,000
									$91,441,701	$91,693,110

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Software
AIA Contract Documents	(g)	1st Lien Term Loan	S+	4.75%	8.48%	7/2/2025	7/2/2031	5,052,727	4,987,863	5,052,727
Allyant	(g)(i)	Unitranche Term Loan	S+	6.00%	9.73%	10/10/2024	1/31/2028	22,930,945	22,906,030	22,930,945
FMG Suite	(g)	Unitranche Term Loan	S+	4.50%	8.23%	9/9/2025	9/9/2032	6,251,604	6,198,300	6,251,604
FMG Suite		Unitranche DDTL	S+	4.50%	8.23%	9/9/2025	9/9/2032	—	972	—
PKWARE	(g)	Unitranche Term Loan	S+	4.50%	8.23%	6/2/2025	6/3/2030	11,385,542	11,271,215	11,385,542
Inmar	(g)	1st Lien Term Loan	S+	4.50%	8.23%	9/12/2025	10/30/2031	1,979,950	1,975,000	1,965,100
InvestCloud	(g)	1st Lien Term Loan	S+	4.00%	7.73%	1/16/2026	1/27/2033	3,000,000	2,971,576	2,992,500
Mitratech	(g)	Unitranche Term Loan	S+	4.75%	8.48%	12/2/2025	12/2/2031	9,174,312	9,132,912	9,128,440
PayByPhone	(g)(i)	Unitranche Term Loan	S+	4.75%	8.48%	3/31/2026	3/31/2033	5,652,500	5,597,893	5,611,591
Tribute Technology		Unitranche Term Loan	S+	5.50%	9.23%	10/10/2024	10/30/2028	14,934,451	14,934,451	14,934,451
Tribute Technology		Unitranche DDTL	S+	5.75%	9.48%	10/10/2024	10/30/2028	3,348,044	3,348,044	3,348,044
Unison Global		Unitranche Term Loan	S+	5.00%	8.73%	10/10/2024	9/19/2028	14,697,372	14,697,372	14,623,885
Unison Global	(h)	Unitranche DDTL	S+	5.00%	8.73%	10/10/2024	9/19/2028	—	915	—
									$98,022,543	$98,224,829
Trading Companies & Distributors
Apex Service Partners	(g)	Unitranche Term Loan	S+	5.00%	8.73%	4/29/2025	10/24/2030	1,889,642	1,874,344	1,884,918
Apex Service Partners	(g)	Unitranche DDTL	S+	5.00%	8.73%	4/29/2025	10/24/2030	5,563,149	5,519,052	5,549,241
Levata	(g)	1st Lien Term Loan	S+	5.00%	8.73%	8/20/2025	12/21/2027	4,846,595	4,813,681	4,834,479
R.F. Fager	(g)	1st Lien Term Loan	S+	5.00%	8.73%	5/22/2025	3/4/2030	1,733,867	1,707,859	1,720,862
SupplyHouse	(g)	1st Lien Term Loan	S+	4.00%	7.73%	7/1/2025	7/1/2032	3,721,875	3,705,659	3,721,875
									$17,620,595	$17,711,375

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Water Utilities
Scruggs Company	(g)(k)	1st Lien Term Loan	S+	5.00%	8.73%	4/23/2026	4/23/2032	2,140,449	2,119,045	2,119,045
USG Water Solutions	(g)(k)	1st Lien Term Loan	S+	4.75%	8.48%	5/29/2026	5/29/2033	1,982,759	1,963,200	1,962,931
Vessco Water	(g)	Unitranche Term Loan	S+	4.50%	8.23%	11/3/2025	7/24/2031	3,248,971	3,235,772	3,240,848
									$7,318,017	$7,322,824
				Total APCF SPV I, LLC					$935,644,487	$925,969,779
Audax Private Credit Subsidiary, LLC
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m)
Capital Markets
Allworth Financial	(g)(h)(k)	Unitranche DDTL	S+	5.00%	8.73%	6/30/2026	6/30/2033	$—	$(10,766)	$—
Cerity Partners	(g)(h)	Unitranche Revolver	S+	4.50%	8.23%	10/10/2024	7/28/2031	706,951	702,046	706,951
									$691,280	$706,951
Commercial Services & Supplies
Industrial Service Group	(h)	Unitranche Revolver	S+	5.75%	9.48%	10/10/2024	12/7/2028	974,837	974,837	974,837
Ned Stevens	(g)	Unitranche Term Loan	S+	5.00%	8.73%	10/10/2024	11/1/2029	2,847,847	2,846,185	2,847,847
Ned Stevens	(h)	Unitranche Revolver	S+	5.00%	8.73%	10/10/2024	11/1/2029	256,427	256,427	256,427
Russell Landscape Group	(g)(h)	1st Lien Revolver	S+	5.50%	9.23%	10/10/2024	4/11/2030	252,450	248,114	252,450
SavATree	(g)(h)	Unitranche Revolver	S+	5.00%	8.73%	10/10/2024	6/6/2031	143,493	142,482	142,417
SavATree	(g)	Unitranche Term Loan	S+	5.00%	8.73%	10/10/2024	6/6/2031	3,244,975	3,244,688	3,220,638
									$7,712,733	$7,694,616
Construction & Engineering
National Trench Safety	(g)(h)	Unitranche Revolver	S+	5.50%	9.23%	10/10/2024	12/4/2028	1,780,601	1,770,401	1,780,601
RailPros	(g)(h)	Unitranche Revolver	S+	4.25%	7.98%	5/22/2025	5/24/2032	—	(5,578)	—
									$1,764,823	$1,780,601
Diversified Consumer Services
Heritage Partners	(g)(j)(l)	Unitranche Revolver	S+	0.00%	3.54% PIK	10/10/2024	9/29/2028	2,525,827	2,497,668	1,279,283
RotoCo	(g)(h)(j)	1st Lien Revolver	S+	5.50%	9.23%	10/10/2024	6/30/2028	1,610,404	1,608,736	1,065,779
									$4,106,404	$2,345,062
Energy Equipment & Services
Allied Power Group	(h)	Unitranche Revolver	S+	5.00%	8.73%	10/10/2024	5/16/2030	624,439	624,439	624,439
									$624,439	$624,439
Health Care Equipment & Supplies
USMed-Equip	(g)(h)	Unitranche Revolver	S+	5.75%	9.48%	10/10/2024	5/24/2029	186,842	181,792	186,842
									$181,792	$186,842

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Health Care Providers & Services
Hilco Vision	(j)	1st Lien Term Loan	S+	6.00% PIK	9.73%	10/10/2024	4/21/2030	5,832,447	5,832,447	3,015,300
Hilco Vision	(h)	1st Lien Revolver	S+	6.00% PIK	9.73%	10/10/2024	4/21/2030	1,318,950	1,318,950	1,318,950
Sequel Ortho (fka OrthoNebraska)	(g)(h)	Unitranche Revolver	S+	5.00%	8.73%	10/10/2024	7/31/2028	65,933	64,708	65,933
									$7,216,105	$4,400,183
Internet Software & Services
Power Digital	(g)(h)	Unitranche Revolver	S+	4.75%	8.48%	10/10/2024	3/11/2030	245,801	241,346	245,801
									$241,346	$245,801
IT Services
GoldenSource	(h)	Unitranche Revolver	S+	5.00%	8.73%	10/10/2024	5/12/2028	707,280	707,281	707,281
									$707,281	$707,281
Professional Services
Cherry Bekaert	(g)(h)	Unitranche Revolver	S+	4.75%	8.48%	10/10/2024	6/28/2030	—	(4,668)	—
Dwellworks	(g)(j)	1st Lien Term Loan	S+	8.50% PIK	12.23%	10/10/2024	3/31/2027	10,438,717	7,380,215	1,273,850
Dwellworks (Tranche B-1)	(g)(j)	1st Lien Term Loan	Fixed	18.00% PIK	20.00%	10/10/2024	3/31/2027	5,568,956	3,973,959	—
Foundation Source	(h)	1st Lien Revolver	S+	5.00%	8.73%	10/10/2024	9/6/2029	171,787	171,787	171,787
Lighthouse	(g)(h)	Unitranche Revolver	S+	4.75%	8.48%	10/10/2024	12/31/2029	—	(15,105)	—
									$11,506,188	$1,445,637
Software
Allyant	(g)(h)(i)	Unitranche Revolver	S+	6.00%	9.73%	10/10/2024	10/30/2026	—	(1,949)	—
Tribute Technology	(h)	Unitranche Revolver	S+	6.50%	10.23%	10/10/2024	10/30/2028	1,225,559	1,225,559	1,225,559
									$1,223,610	$1,225,559
Trading Companies & Distributors
R.F. Fager	(g)(h)	1st Lien Revolver	S+	5.00%	8.73%	5/22/2025	3/4/2030	322,670	317,756	320,250
									$317,756	$320,250
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS
Aerospace & Defense
Blue Raven Solutions	(j)	Class A Units				10/10/2024		1,374,300	—	6,100,943
									$—	$6,100,943
Commercial Services & Supplies
ScentAir	(j)	Class A Units				10/10/2024		858,937	806,166	561,938
									$806,166	$561,938

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
Construction & Engineering
A1 Garage Door Service	(j)	Class A Common Units				10/10/2024		781	1,368,519	2,616,529
National Trench Safety	(j)	Preferred Units				4/3/2025		3,266	357,207	419,128
National Trench Safety	(j)	Common Units				10/10/2024		7,161	642,983	527,896
									$2,368,709	$3,563,553
Consumer Staples Distribution & Retail
Avita Pharmacy	(j)	Class A Common Units				10/10/2024		1,273,295	471,761	4,718,277
Avita Pharmacy	(j)	Preferred Units				10/10/2024		1,187,627	864,846	630,588
Avita Pharmacy	(j)	Junior Preferred Units				10/10/2024		22,654	27,131	31,788
									$1,363,738	$5,380,653
Diversified Consumer Services
Ned Stevens	(j)	Class A Capital Units				10/10/2024		1,737	1,902,090	2,261,153
									$1,902,090	$2,261,153
Energy Equipment & Services
Allied Power Group	(j)	Class A Units				10/10/2024		400,281	400,281	1,286,214
									$400,281	$1,286,214
Food Products
Florida Food Products	(j)	Common Units				10/10/2024		1,536,658	1,530,282	221,771
									$1,530,282	$221,771
Health Care Equipment & Supplies
USMed-Equip	(j)	Common Units				10/10/2024		13,738	1,010,898	911,421
									$1,010,898	$911,421
Health Care Providers & Services
Hilco Vision	(j)	Class A Common Stock				10/10/2024		4,496	1,988,337	—
MDpanel	(j)	Class A Units				10/10/2024		764,074	735,554	638,068
Shearwater Health	(j)	Class A Common Stock				10/10/2024		687	1,839,961	2,013,101
									$4,563,852	$2,651,169
Insurance
SIAA (Alliance Holdings)	(j)	Common Units				10/10/2024		7,635	1,162,945	1,859,086
									$1,162,945	$1,859,086
Internet Software & Services
Power Digital	(j)	Class L Common Units				10/10/2024		81,934	852,220	1,200,434
									$852,220	$1,200,434
IT Services
GoldenSource	(j)	Class A Membership Interests				10/10/2024		327,445	441,589	882,955
Voyatek	(j)	Class C LP Units				10/10/2024		1,337	404,003	—
									$845,592	$882,955

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
Professional Services
Dwellworks	(j)	Preferred Units				10/10/2024		984,915	—	—
Foundation Source	(j)	Class A LP Interests				10/10/2024		1,824	2,003	2,773
Foundation Source	(j)	Class B LP Interests				10/10/2024		1,822,812	2,002,691	2,770,526
Lighthouse	(j)	LP Interest				10/10/2024		3,519	6,701,864	7,367,297
									$8,706,558	$10,140,596
Software
Allyant	(i)(j)	Common Shares				10/10/2024		5	1,533,996	596,818
PracticeTek	(j)	LP Interests				10/10/2024		1,441,373	1,803,345	1,506,090
Tribute Technology	(j)	Class A-1 Units				10/10/2024		1,570	1,241,560	1,000,375
									$4,578,901	$3,103,283
				Total Audax Private Credit Subsidiary, LLC					$66,385,989	$61,808,391
Audax Private Credit Fund, LLC (n)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m)
Aerospace & Defense
API Technologies 2026	(g)(h)(k)	1st Lien DDTL	S+	5.50%	9.23%	6/4/2026	6/3/2033	—	$(3,230)	$—
API Technologies 2026	(g)(h)(k)	1st Lien Revolver	S+	5.50%	9.23%	6/4/2026	6/3/2033	—	(6,460)	—
API Technologies 2026		1st Lien Term Loan	S+	5.50%	9.23%	6/4/2026	6/3/2033	2,500,000	2,475,389	2,475,000
GRVTY	(g)	1st Lien Term Loan	S+	4.75%	8.48%	5/18/2026	5/28/2033	1,500,000	1,485,057	1,488,750
GRVTY	(g)(h)	1st Lien DDTL	S+	4.75%	8.48%	5/18/2026	5/28/2033	—	(9,366)	—
GRVTY	(g)(h)	1st Lien Revolver	S+	4.75%	8.48%	5/18/2026	5/28/2033	—	(9,378)	—
Tronair 2025	(g)(h)	1st Lien Revolver	S+	3.75%	7.48%	12/18/2025	12/22/2032	—	(10,452)	—
Vantor	(g)(k)	1st Lien Term Loan	S+	4.50%	8.23%	2/27/2026	3/3/2033	2,000,000	1,971,180	2,007,500
									$5,892,740	$5,971,250
Automobile Components
BBB Industries	(g)(h)(k)	1st Lien DDTL	S+	6.00%	9.73%	1/20/2026	7/25/2029	—	(14,235)	—
									$(14,235)	$—
Building Products
Leaf Home	(g)(h)	1st Lien Revolver	S+	5.25%	8.98%	9/4/2025	9/4/2031	195,000	185,302	192,562
									$185,302	$192,562
Capital Markets
Allworth Financial	(g)(h)(k)	Unitranche Revolver	S+	5.00%	8.73%	6/30/2026	6/30/2033	—	(7,177)	—
Allworth Financial	(g)(k)	Unitranche Term Loan	S+	5.00%	8.73%	6/30/2026	6/30/2033	3,086,124	3,039,833	3,039,833

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (n) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m)
Capital Markets (continued)
Modern Wealth	(g)(k)	1st Lien Term Loan	S+	5.25%	8.98%	5/22/2026	8/27/2032	1,500,000	1,477,728	1,477,500
Modern Wealth	(g)(h)(k)	1st Lien DDTL	S+	5.25%	8.98%	5/22/2026	8/27/2032	55,000	38,730	54,175
Modern Wealth	(g)(h)(k)	1st Lien DDTL	S+	5.25%	8.98%	5/22/2026	8/27/2032	—	(9,483)	—
Steward Partners	(g)(h)	1st Lien DDTL	S+	5.00%	8.73%	6/13/2025	10/14/2028	10,790,458	10,722,650	10,709,530
Steward Partners	(g)(h)	1st Lien Revolver	S+	4.75%	8.48%	6/13/2025	10/14/2028	—	(9,551)	—
									$15,252,730	$15,281,038
Chemicals
Shrieve	(g)	Unitranche Term Loan	S+	6.00%	9.73%	6/18/2025	10/30/2030	997,481	978,310	987,506
									$978,310	$987,506
Commercial Services & Supplies
Apex Companies	(g)(h)	1st Lien DDTL	S+	5.00%	8.73%	11/21/2025	1/31/2030	273,315	267,642	270,582
Aqualis	(g)	1st Lien Term Loan	S+	4.75%	8.48%	4/13/2026	4/19/2032	500,000	495,162	496,250
Aqualis	(g)(h)	1st Lien DDTL	S+	4.75%	8.48%	4/13/2026	4/19/2032	—	(5,140)	—
Aqualis	(g)(h)	1st Lien Revolver	S+	4.75%	8.48%	4/13/2026	4/19/2032	—	(3,084)	—
Beacon Communications	(g)(h)(k)	1st Lien DDTL	S+	4.75%	8.48%	3/31/2026	4/2/2032	—	(9,984)	—
Beacon Communications	(g)(h)(k)	1st Lien Revolver	S+	4.75%	8.48%	3/31/2026	4/2/2032	—	(7,988)	—
Beacon Communications	(g)(k)	1st Lien Term Loan	S+	4.75%	8.48%	3/31/2026	4/2/2032	1,500,000	1,485,586	1,485,000
Brown & Root	(g)(h)(k)	1st Lien Revolver	S+	5.00%	8.73%	10/3/2025	10/3/2030	541,381	520,931	533,260
Capital Consultants Management Corporation	(g)(h)	Unitranche DDTL	S+	5.00%	8.73%	7/8/2025	11/3/2031	2,084,234	2,074,200	2,084,234
Certified Collision Group	(g)(h)	Unitranche Revolver	S+	4.50%	8.23%	12/30/2025	12/30/2032	157,942	145,363	157,547
Denali Water Solutions 2025	(g)(h)	1st Lien Revolver	S+	4.75%	8.48%	11/13/2025	11/19/2032	471,154	460,696	467,620
Eagle Fire	(g)(h)	1st Lien DDTL	S+	4.25%	7.98%	7/15/2025	7/15/2032	780,638	768,955	774,784
Eagle Fire	(g)(h)	1st Lien Revolver	S+	4.25%	7.98%	7/15/2025	7/15/2032	—	(8,122)	—
Healthcare Linen Services Group	(g)(h)	Unitranche DDTL	S+	4.75%	8.48%	2/2/2026	2/2/2033	1,867,856	1,849,227	1,853,005
Healthcare Linen Services Group	(g)(h)	Unitranche Revolver	S+	4.75%	8.48%	2/2/2026	2/2/2033	—	(7,581)	—
HeartLand	(g)(h)	1st Lien Revolver	S+	4.75%	8.48%	11/5/2025	12/12/2029	326,742	319,300	322,658
HeartLand	(g)(h)	1st Lien DDTL	S+	4.75%	8.48%	11/5/2025	12/12/2029	106,386	77,898	105,056
Kept	(g)(h)	1st Lien DDTL	S+	5.00%	8.73%	5/27/2026	4/30/2029	42,095	(15,921)	41,780

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (n) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Commercial Services & Supplies (continued)
Kept	(g)(h)	1st Lien Revolver	S+	5.25%	8.98%	5/27/2026	4/30/2029	95,455	89,671	94,739
O6 Environmental	(g)(h)	1st Lien DDTL	S+	4.50%	8.23%	8/5/2025	8/5/2032	—	(8,237)	—
O6 Environmental	(g)(h)	1st Lien Revolver	S+	4.50%	8.23%	8/5/2025	8/5/2032	—	(14,308)	—
SavATree	(h)	Unitranche DDTL	S+	5.00%	8.73%	10/10/2024	6/6/2031	99,600	99,600	98,853
Vortex Companies	(g)	1st Lien Term Loan	S+	5.00%	8.73%	4/1/2026	9/4/2029	1,493,415	1,472,334	1,493,415
									$10,046,200	$10,278,783
Construction & Engineering
Gallo Mechanical	(g)(h)	1st Lien DDTL	S+	4.75%	8.48%	7/31/2025	8/2/2032	—	(7,783)	—
Gallo Mechanical	(g)(h)	1st Lien Revolver	S+	4.75%	8.48%	7/31/2025	8/2/2032	761,801	738,712	759,897
HR Green	(g)(h)	1st Lien DDTL	S+	5.25%	8.98%	4/1/2026	1/28/2030	—	(27,660)	—
Legacy Service Partners	(g)(h)	1st Lien Revolver	S+	4.50%	8.23%	11/7/2025	11/10/2031	—	(731)	—
Legacy Service Partners	(g)(h)	1st Lien DDTL	S+	4.50%	8.23%	11/10/2025	11/10/2031	26,369	23,282	26,171
Lindsay Precast	(g)(h)	1st Lien DDTL	S+	4.75%	8.48%	5/22/2025	12/16/2032	—	(6,762)	—
Lindsay Precast	(g)(h)	1st Lien Revolver	S+	4.75%	8.48%	12/15/2025	12/16/2032	—	(12,304)	—
Pond	(g)(h)	Unitranche Revolver	S+	4.50%	8.23%	4/24/2026	12/12/2032	55,263	51,681	54,849
Pond	(g)	Unitranche Term Loan	S+	5.00%	8.73%	4/24/2026	12/12/2032	2,493,750	2,470,382	2,475,047
Prime Electric	(g)(h)	Unitranche Revolver	S+	4.00%	7.73%	4/30/2026	12/31/2031	22,039	21,384	21,874
Prime Electric	(g)	Unitranche Term Loan	S+	5.00%	8.73%	4/2/2026	12/31/2031	997,500	978,114	990,019
RailPros	(g)(h)	Unitranche DDTL	S+	4.25%	7.98%	5/22/2025	5/24/2032	378,000	370,761	378,000
									$4,599,076	$4,705,857
Consumer Staples Distribution & Retail
Avita Pharmacy	(g)(h)	Unitranche Revolver	S+	5.00%	8.73%	11/4/2025	8/6/2030	—	(13,647)	—
									$(13,647)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (n) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Containers & Packaging
Novvia Group	(g)(h)	Unitranche Revolver	S+	5.25%	8.98%	6/13/2025	1/31/2031	249,682	244,269	249,682
Precision Concepts	(g)(h)	Unitranche Revolver	S+	4.75%	8.48%	7/31/2025	8/2/2032	115,288	109,863	115,288
									$354,132	$364,970
Diversified Consumer Services
Aptive Environmental	(g)(h)	1st Lien DDTL	S+	4.75%	8.48%	10/15/2025	10/15/2032	—	(1,980)	—
Aptive Environmental	(g)(h)	1st Lien Revolver	S+	4.75%	8.48%	10/15/2025	10/15/2032	136,434	128,770	135,752
Heritage Partners	(l)	1st Lien Term Loan	S+	0.00%	3.54% PIK	7/9/2025	9/29/2028	2,037,023	2,037,023	2,037,023
Southeast Lineman Training Center	(g)(h)	1st Lien DDTL	S+	5.00%	8.73%	12/22/2025	1/3/2030	—	(59,681)	—
Super-Sod	(g)(h)	1st Lien Revolver	S+	4.75%	8.48%	2/27/2026	3/10/2032	—	(13,879)	—
									$2,090,253	$2,172,775
Electrical Equipment
Industrial Electric Manufacturing	(h)	1st Lien DDTL	S+	4.75%	8.48%	12/3/2025	12/3/2031	—	(2,690)	—
TryStar	(h)	1st Lien Revolver	S+	4.25%	7.98%	1/6/2026	8/6/2031	—	(6,046)	—
TryStar	(h)	1st Lien DDTL	S+	4.25%	7.98%	1/5/2026	8/6/2031	—	(11,985)	—
									$(20,721)	$—
Electronic Equipment, Instruments & Components
TRG Solutions	(h)	Unitranche Revolver	S+	4.50%	8.23%	1/5/2026	1/5/2032	120,000	106,234	119,133
TRG Solutions	(h)	Unitranche DDTL	S+	4.50%	8.23%	1/5/2026	1/5/2032	336,000	323,169	333,574
									$429,403	$452,707
Energy Equipment & Services
Allied Power Group	(g)(h)	Unitranche DDTL	S+	5.00%	8.73%	4/3/2026	5/16/2030	—	(3,212)	—
Allied Power Group	(g)	Unitranche Term Loan	S+	5.00%	8.73%	4/3/2026	5/16/2030	821,250	813,347	821,250
									$810,135	$821,250
Financial Services
Aprio	(g)(h)	1st Lien DDTL	S+	4.75%	8.48%	12/23/2025	8/1/2031	168,290	156,237	166,607
Ascend Partner Services	(g)(h)	1st Lien DDTL	S+	4.50%	8.23%	8/7/2025	8/11/2031	5,418,966	5,366,560	5,351,229

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (n) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Financial Services (continued)
Crowe	(g)(k)	1st Lien Term Loan	S+	5.50%	9.23%	5/13/2026	5/31/2033	1,500,000	1,485,000	1,485,000
Embark	(g)(h)	1st Lien Revolver	S+	4.50%	8.23%	9/2/2025	9/2/2032	—	(7,982)	—
Embark	(g)(h)	1st Lien DDTL	S+	4.50%	8.23%	9/2/2025	9/2/2032	2,513,700	2,485,198	2,501,132
Frazier & Deeter	(g)(h)	1st Lien DDTL	S+	4.50%	8.23%	2/19/2026	5/3/2032	1,295,000	1,286,407	1,291,763
Merchant Industry & Valor PayTech	(g)(h)	1st Lien Revolver	S+	4.75%	8.48%	9/19/2025	9/19/2031	—	(4,397)	—
Merchant Industry & Valor PayTech	(g)(h)	1st Lien DDTL	S+	4.75%	8.48%	9/19/2025	9/19/2031	638,195	627,458	638,195
									$11,394,481	$11,433,926
Food Products
MBC Companies	(g)(h)(k)	1st Lien Revolver	S+	3.50%	7.23%	5/8/2026	7/7/2028	—	(463)	—
									$(463)	$—
Health Care Equipment & Supplies
Alcresta	(g)(h)	Unitranche Revolver	S+	5.25%	8.98%	12/4/2025	3/12/2031	104,794	100,752	104,794
Alcresta	(g)(h)	1st Lien DDTL	S+	5.25%	8.98%	12/4/2025	3/12/2031	1,703,651	1,661,869	1,703,651
Dragonfly Health	(g)(h)(k)	1st Lien Revolver	S+	4.75%	8.48%	6/30/2026	6/30/2033	—	(9,615)	—
Dragonfly Health	(g)(k)	1st Lien Term Loan	S+	4.75%	8.48%	6/30/2026	6/30/2033	4,000,000	3,960,000	3,960,000
Dragonfly Health	(g)(h)(k)	1st Lien DDTL	S+	4.75%	8.48%	6/30/2026	6/30/2033	—	(9,615)	—
Visor Buyer, Inc.	(l)	1st Lien Term Loan	S+	6.50%	10.23%	12/15/2025	12/15/2031	3,262,654	3,262,654	3,262,654
									$8,966,045	$9,031,099
Health Care Providers & Services
Accurate Neuromonitoring	(g)(h)	Unitranche DDTL	S+	5.50%	9.23%	3/13/2026	3/13/2031	—	(6,050)	—
Accurate Neuromonitoring	(g)(h)	Unitranche Revolver	S+	5.50%	9.23%	3/13/2026	3/13/2031	72,727	64,691	72,545
Accurate Neuromonitoring	(g)	Unitranche Term Loan	S+	5.50%	9.23%	3/13/2026	3/13/2031	2,468,750	2,426,597	2,462,578
AIS Healthcare	(g)(h)(k)	1st Lien Revolver	S+	5.00%	8.73%	6/2/2026	6/4/2032	79,223	67,140	78,035
AIS Healthcare	(g)(k)	1st Lien Term Loan	S+	5.00%	8.73%	6/2/2026	6/4/2032	4,000,000	3,940,903	3,940,000
AIS Healthcare	(g)(h)(k)	1st Lien DDTL	S+	5.00%	8.73%	6/2/2026	6/4/2032	—	(25,899)	—
APT Healthcare	(g)(h)	Unitranche DDTL	S+	4.50%	8.23%	9/30/2025	9/30/2031	—	(6,298)	—
APT Healthcare	(g)(h)	Unitranche Revolver	S+	4.50%	8.23%	9/30/2025	9/30/2031	—	(12,281)	—

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (n) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Health Care Providers & Services (continued)
Clearway Pain Solutions	(g)(h)	1st Lien Revolver	S+	5.50%	9.23%	9/22/2025	8/30/2030	342,602	319,733	338,748
Clearway Pain Solutions	(g)(h)	1st Lien DDTL	S+	5.50%	9.23%	9/22/2025	8/30/2030	978,272	953,603	967,267
Cornerstone Caregiving	(g)(h)	1st Lien Revolver	S+	4.75%	8.48%	3/25/2026	4/1/2032	—	(5,903)	—
Cornerstone Caregiving	(g)	1st Lien Term Loan	S+	4.75%	8.48%	3/25/2026	4/1/2032	2,500,000	2,475,953	2,481,250
CuraLinc Healthcare	(g)	1st Lien Term Loan	S+	4.50%	8.23%	3/31/2026	8/1/2030	2,992,500	2,950,186	2,992,500
Dane Street	(g)(h)	1st Lien DDTL	S+	4.50%	8.23%	3/24/2026	3/28/2033	—	(11,708)	—
Dane Street	(g)(h)	1st Lien Revolver	S+	4.50%	8.23%	3/24/2026	3/28/2033	—	(10,888)	—
Dane Street	(g)	1st Lien Term Loan	S+	4.50%	8.23%	3/24/2026	3/28/2033	2,000,000	1,980,238	1,986,121
EyeSouth Partners	(g)	Unitranche DDTL	S+	5.75%	9.48%	4/29/2026	10/5/2029	3,989,762	3,909,967	3,949,864
MB2 Dental Solutions	(g)(h)	Unitranche DDTL	S+	5.50%	9.23%	3/4/2026	2/13/2031	987,096	965,723	984,628
OB Hospitalist Group 2026	(g)(h)(k)	1st Lien Revolver	S+	5.50%	9.23%	6/2/2026	1/31/2031	123,552	114,190	122,316
OB Hospitalist Group 2026	(g)(k)	1st Lien Term Loan	S+	5.50%	9.23%	6/2/2026	1/31/2031	3,990,000	3,950,591	3,950,100
Riccobene Associates Family Dentistry	(g)(h)	1st Lien Revolver	S+	4.75%	8.48%	6/6/2025	10/31/2030	—	(8,580)	—
Riccobene Associates Family Dentistry	(g)(h)	1st Lien DDTL	S+	4.75%	8.48%	6/6/2025	10/31/2030	1,943,495	1,894,289	1,943,495
Sequel Ortho (fka OrthoNebraska)	(g)(h)	Unitranche Revolver	S+	5.00%	8.73%	10/10/2024	7/31/2028	28,571	26,414	28,571
Specialized Dental	(g)(h)	1st Lien Revolver	S+	4.50%	8.23%	10/30/2025	11/1/2028	—	(4,721)	—
Specialized Dental	(g)(h)	1st Lien DDTL	S+	4.50%	8.23%	10/30/2025	11/1/2028	—	(15,565)	—
Summit Spine & Joint Centers	(g)(h)	Unitranche DDTL	S+	4.75%	8.48%	6/13/2025	3/25/2031	1,287,687	1,256,359	1,287,687
Summit Spine & Joint Centers	(g)(h)	Unitranche Revolver	S+	4.75%	8.48%	6/13/2025	3/25/2031	265,112	241,608	265,112
									$27,430,292	$27,850,817
Health Care Technology
AGS Health	(g)(h)	Unitranche Revolver	S+	4.50%	8.23%	7/31/2025	8/2/2032	—	(1,362)	—
AGS Health	(g)(h)	Unitranche DDTL	S+	4.50%	8.23%	4/1/2026	8/2/2032	—	(1,270)	—
AGS Health	(g)(h)	Unitranche DDTL	S+	4.50%	8.23%	7/31/2025	8/2/2032	—	(698)	—

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (n) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Health Care Technology (continued)
Avalon	(g)(h)	1st Lien Revolver	S+	4.50%	8.23%	12/31/2025	12/31/2031	—	(13,740)	—
VaxCare	(g)(h)	Unitranche Revolver	S+	4.50%	8.23%	6/16/2025	6/17/2032	126,667	120,930	126,666
									$103,860	$126,666
Insurance
EPIC Insurance 2021	(g)(h)	Unitranche DDTL	S+	4.50%	8.23%	2/18/2026	9/29/2028	—	(8,802)	—
									$(8,802)	$—
Internet Software & Services
Argano	(g)(h)	1st Lien DDTL	S+	5.50%	9.23%	12/3/2025	9/13/2029	1,972,673	1,932,558	1,957,878
Dun & Bradstreet	(g)(h)	Unitranche Revolver	S+	5.50%	9.23%	8/26/2025	8/26/2032	90,000	85,599	89,775
Network Connex	(g)(k)	1st Lien Term Loan	S+	4.25%	7.98%	6/12/2026	7/1/2033	4,000,000	3,960,000	3,960,000
									$5,978,157	$6,007,653
IT Services
Accion Labs	(g)(k)	1st Lien Term Loan	S+	4.75%	8.48%	6/29/2026	5/23/2029	2,000,000	1,980,000	1,980,000
Centre Technologies	(g)(h)(k)	1st Lien Revolver	S+	4.75%	8.48%	6/18/2026	6/22/2033	—	(4,683)	—
Centre Technologies	(g)(k)	1st Lien Term Loan	S+	4.75%	8.48%	6/18/2026	6/22/2033	1,500,000	1,485,014	1,485,000
Centre Technologies	(g)(h)(k)	1st Lien DDTL	S+	4.75%	8.48%	6/18/2026	6/22/2033	—	(4,605)	—
Med Tech Solutions	(g)(h)	Unitranche DDTL	S+	5.25%	8.98%	6/3/2025	6/3/2032	—	(23,287)	—
Med Tech Solutions	(g)(h)	Unitranche Revolver	S+	5.25%	8.98%	6/3/2025	6/3/2032	—	(13,741)	—
VC3	(g)(h)	Unitranche DDTL	S+	5.00%	8.73%	12/22/2025	3/12/2029	—	(103,127)	—
									$3,315,571	$3,465,000
Leisure Products
PlayPower 2025	(g)(h)	Unitranche Revolver	S+	5.50%	9.23%	7/25/2025	10/29/2030	198,923	183,860	196,685
									$183,860	$196,685
Life Sciences Tools & Services
TechData	(g)(h)(k)	1st Lien DDTL	S+	5.00%	8.73%	6/22/2026	6/23/2032	—	(11,638)	—
TechData	(g)(h)(k)	1st Lien Revolver	S+	5.00%	8.73%	6/22/2026	7/1/2032	—	(6,207)	—
TechData	(g)(h)(k)	1st Lien Term Loan	S+	5.00%	8.73%	6/22/2026	7/1/2032	—	(30,000)	—
									$(47,845)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (n) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Machinery
80/20	(g)(h)	Unitranche Revolver	S+	4.50%	8.23%	12/12/2025	12/13/2032	—	(10,594)	—
80/20	(g)(h)	Unitranche DDTL	S+	4.50%	8.23%	12/12/2025	12/13/2032	—	(8,571)	—
Voeller Mixers	(g)(h)	1st Lien Revolver	S+	4.75%	8.48%	11/25/2025	11/25/2032	271,318	259,537	265,213
Voeller Mixers	(g)(h)	1st Lien DDTL	S+	4.75%	8.48%	11/25/2025	11/25/2032	—	(7,737)	—
									$232,635	$265,213
Media
Encore	(g)(h)	1st Lien Revolver	S+	5.00%	8.73%	3/17/2026	12/5/2029	75,905	45,508	75,716
Encore	(g)	1st Lien Term Loan	S+	5.00%	8.73%	3/17/2026	12/5/2031	1,984,912	1,888,067	1,979,950
Klick Health	(g)(h)(i)(k)	Unitranche DDTL	S+	5.00%	8.73%	6/17/2026	11/5/2032	—	(10,164)	—
Klick Health	(g)(i)(k)	Unitranche Term Loan	S+	5.00%	8.73%	6/17/2026	11/5/2032	2,000,000	1,990,079	1,990,000
									$3,913,490	$4,045,666
Metals & Mining
Forged Solutions	(g)(i)(k)	1st Lien Term Loan	S+	4.75%	8.48%	2/27/2026	2/25/2033	1,500,000	1,485,327	1,485,000
Forged Solutions	(g)(h)(i)(k)	1st Lien Revolver	S+	4.75%	8.48%	2/27/2026	2/25/2033	—	(7,943)	—
									$1,477,384	$1,485,000
Professional Services
Corestream	(g)(h)(k)	1st Lien Revolver	S+	5.00%	8.73%	6/30/2026	6/27/2033	—	(7,515)	—
Prime Pensions	(g)(h)	Unitranche DDTL	S+	4.75%	8.48%	10/10/2024	2/26/2030	1,770,595	1,727,596	1,770,595
Proceed	(g)(h)	Unitranche DDTL	S+	4.50%	8.23%	3/31/2026	3/31/2032	125,000	114,255	124,375
Proceed	(g)(h)	Unitranche Revolver	S+	4.50%	8.23%	3/31/2026	3/31/2032	—	(2,005)	—
Proceed	(g)	Unitranche Term Loan	S+	4.50%	8.23%	3/31/2026	3/31/2032	1,496,250	1,481,886	1,488,769
Repario	(g)(k)	1st Lien Term Loan	S+	5.25%	8.98%	6/2/2026	6/4/2032	1,000,000	980,131	980,000
									$4,294,348	$4,363,739
Software
AIA Contract Documents	(g)(h)	1st Lien Revolver	S+	4.75%	8.48%	7/2/2025	7/2/2031	—	(11,416)	—
FMG Suite	(g)(h)	Unitranche DDTL	S+	4.50%	8.23%	9/9/2025	9/9/2032	—	(7,818)	—
FMG Suite	(g)(h)	Unitranche Revolver	S+	4.50%	8.23%	9/9/2025	9/9/2032	—	(9,053)	—
Mitratech	(g)(h)	Unitranche DDTL	S+	4.75%	8.48%	12/2/2025	12/2/2031	—	(1,119)	—
Mitratech	(g)(h)	Unitranche Revolver	S+	4.75%	8.48%	12/2/2025	12/2/2031	—	(1,664)	—

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (n) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Software (continued)
PayByPhone	(g)(i)	Unitranche Term Loan	S+	4.75%	8.48%	3/31/2026	3/31/2033	2,992,500	2,963,590	2,970,842
PayByPhone	(g)(h)(i)	Unitranche DDTL	S+	4.75%	8.48%	6/2/2025	3/31/2033	—	(12,853)	—
PayByPhone	(g)(h)(i)	Unitranche Revolver	S+	4.75%	8.48%	9/9/2025	3/31/2033	—	(16,077)	—
PKWARE	(g)(h)	Unitranche Revolver	S+	4.50%	8.23%	6/2/2025	6/3/2030	—	(17,854)	—
Unison Global	(g)(h)	Unitranche DDTL	S+	5.00%	8.73%	10/10/2024	9/19/2028	604,646	603,071	601,623
									$3,488,807	$3,572,465
Trading Companies & Distributors
Apex Service Partners	(g)(h)	1st Lien DDTL	S+	4.75%	8.40%	11/21/2025	10/24/2030	1,159,091	1,140,558	1,156,193
EIS	(g)(h)(k)	1st Lien DDTL	S+	4.50%	8.23%	5/18/2026	11/5/2031	—	(17,141)	—
Levata	(g)(h)	1st Lien DDTL	S+	5.00%	8.73%	8/20/2025	12/21/2027	—	(3,811)	—
R.F. Fager	(g)(h)	1st Lien DDTL	S+	5.00%	8.73%	5/22/2025	3/4/2030	712,834	703,628	707,487
Radwell	(g)(h)	Unitranche DDTL	S+	4.75%	8.48%	3/9/2026	4/1/2030	171,000	143,138	170,145
SupplyHouse	(g)(h)	1st Lien Revolver	S+	4.00%	7.73%	7/1/2025	7/1/2032	—	(5,366)	—
									$1,961,006	$2,033,825
Water Utilities
Scruggs Company	(g)(k)	1st Lien Term Loan	S+	5.00%	8.73%	4/23/2026	4/23/2032	1,500,000	1,485,000	1,485,000
Scruggs Company	(g)(h)(k)	1st Lien DDTL	S+	5.00%	8.73%	4/23/2026	4/23/2032	—	(8,161)	—
Scruggs Company	(g)(h)(k)	1st Lien Revolver	S+	5.00%	8.73%	4/23/2026	4/23/2032	—	(6,533)	—
USG Water Solutions	(g)(h)(k)	1st Lien Revolver	S+	4.75%	8.48%	5/29/2026	5/20/2032	95,292	86,447	94,339
USG Water Solutions	(g)(h)(k)	1st Lien DDTL	S+	4.75%	8.48%	5/29/2026	5/20/2032	—	(5,549)	—
USG Water Solutions	(g)(k)	1st Lien Term Loan	S+	4.75%	8.48%	5/29/2026	5/29/2033	2,500,000	2,475,339	2,475,000
Vessco Water	(g)(h)	Unitranche Revolver	S+	4.50%	8.23%	11/3/2025	7/24/2031	—	(2,588)	—
Vessco Water	(g)(h)	Unitranche DDTL	S+	4.50%	8.23%	11/3/2025	7/24/2031	—	(7,174)	—
									$4,016,781	$4,054,339

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (n) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Commercial Services & Supplies
Certified Collision Group	(j)	Class A Units				12/30/2025		774	774,031	408,235
Eagle Fire	(j)	Units				7/14/2025		833,333	833,333	618,862
									$1,607,364	$1,027,097
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS
Diversified Consumer Services
Super-Sod	(j)	Class A Units				2/23/2026		120,000	120,000	120,000
									$120,000	$120,000
Electronic Equipment, Instruments & Components
TRG Solutions	(j)	Class A Units				1/5/2026		120,000	120,000	120,000
									$120,000	$120,000
Financial Services
Embark	(j)	Common Units				9/2/2025		100,931	100,931	104,166
									$100,931	$104,166
Health Care Equipment & Supplies
Visor Buyer, Inc.	(j)(l)	Class A-1 Common Stock				12/15/2025		4,522,621	4,522,622	2,046,302
									$4,522,622	$2,046,302
IT Services
Med Tech Solutions	(j)	Class A Units				6/3/2025		183,293	183,293	170,181
									$183,293	$170,181
Life Sciences Tools & Services
TechData	(j)	Class A Common Stock				6/30/2026		90,000	90,000	90,000
									$90,000	$90,000
Machinery
80/20	(j)	Class A Units				12/11/2025		90,000	90,000	90,000
									$90,000	$90,000
Software
PayByPhone	(i)(j)	LP Interests				4/28/2026		130,000	130,944	130,000
									$130,944	$130,000
				Total Audax Private Credit Fund, LLC					$124,254,439	$123,058,537

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF Equity, LLC
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS
Commercial Services & Supplies
Beacon Communications	(j)	Common Units				4/1/2026		37,500	$37,500	$37,500
Industrial Service Group	(j)	Class A Units				10/10/2024		622	1,058,917	1,021,232
Industrial Service Group	(j)	Class A-1 Units				3/10/2025		39	56,373	51,126
O6 Environmental	(j)	Common Units				8/5/2025		448	448,009	617,121
Russell Landscape Group	(j)	Class A Units				10/10/2024		5,528	552,762	749,988
									$2,153,561	$2,476,967
Construction & Engineering
Gallo Mechanical	(j)	Units				7/31/2025		840,000	830,186	907,145
									$830,186	$907,145
Containers & Packaging
Novvia Group	(j)	Common Units				10/10/2024		28,290	650,105	513,399
									$650,105	$513,399
Diversified Consumer Services
Heritage Partners	(j)(l)	Merger Units				7/9/2025		196	196	—
Kalkomey	(j)	Class A Units				10/10/2024		116,815	1,168,155	1,228,493
									$1,168,351	$1,228,493
Financial Services
Merchant Industry & Valor PayTech	(j)	Class A Units				9/19/2025		1,500	150,000	141,383
									$150,000	$141,383
Health Care Providers & Services
Accurate Neuromonitoring	(j)	Common Units				5/1/2026		400,000	400,000	813,746
APT Healthcare	(j)	Class A-5 Common Units				9/30/2025		74,211	100,000	184,209
Dane Street	(j)	Class A Units				3/24/2026		90	90,000	90,000
Sequel Ortho (fka OrthoNebraska)	(j)	LP Interests				10/10/2024		34,285	328,148	506,450
									$918,148	$1,594,405
Health Care Technology
Avalon	(j)	Class A-1 Units				12/31/2025		90,000	90,000	87,709
									$90,000	$87,709
Hotels, Restaurants & Leisure
Taymax Group	(j)	Class A Units				10/10/2024		12,729	2,543,229	2,793,829
									$2,543,229	$2,793,829

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF Equity, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
Professional Services
Cast & Crew (fka Backstage)	(j)	Class A-3 Units				10/10/2024		5,801	406,596	2,193,338
Cherry Bekaert	(j)	Class A Units				10/10/2024		618,019	777,055	1,656,902
Prime Pensions		LP Interests				10/10/2024		668,564	611,258	606,313
Magna Legal Services	(j)	Class A Units				10/10/2024		14,607	1,577,591	2,439,066
									$3,372,500	$6,895,619
Water Utilities
Scruggs Company	(j)	Class A-1 Units				4/23/2026		30,000	30,000	30,000
									$30,000	$30,000
				Total APCF Equity, LLC					11,906,080	16,668,949
				Total Portfolio Investments					$1,138,190,995	$1,127,505,656

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
(e)
At June 30, 2026, the cost of investments for income tax purposes was $1,138,190,995, the gross unrealized depreciation for federal tax purposes was $38,233,116, the gross unrealized appreciation for federal income tax purposes was $27,547,777, and the net unrealized depreciation was $10,685,339.
(f)
Investments within APCF SPV I, LLC are pledged as collateral to the Leverage Facility. Refer to Note 8 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
(g)
Includes a portion of original issue discount and payment-in-kind, where applicable. The interest rate shown was the current rate as of June 30, 2026 and changes periodically.
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
(i)
The company headquarters for Allyant, Klick Health and PayByPhone are located in Canada and the company headquarters for Forged Solutions is located in the United Kingdom.
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

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

The following table presents the Consolidated Schedule of Investments of the affiliates as of June 30, 2026:

Portfolio Company(1)	Investment Type	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2025	Gross additions (2)	Gross reductions (3)	Change in Unrealized Gain	Fair Value at June 30, 2026
Heritage Partners	Bank Loans	$2,456	$7,436,139	$—	$—	$(788,497)	$6,647,642
Heritage Partners	Bank Loans	—	3,502,190	—	—	(371,357)	3,130,833
Heritage Partners	Bank Loans	1,798	1,431,022	1,798	—	(153,537)	1,279,283
Heritage Partners	Bank Loans	72,081	1,964,942	72,081	—	—	2,037,023
Visor Buyer, Inc.	Bank Loans	170,696	3,276,299	—	(13,645)	—	3,262,654
Heritage Partners	Common Equity and Preferred Shares	—	—	—	—	—	—
Visor Buyer, Inc.	Common Equity and Preferred Shares	—	3,111,242	—	—	(1,064,940)	2,046,302
Total Affiliated investments		$247,031	$20,721,834	$73,879	$(13,645)	$(2,378,331)	$18,403,737

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
(n)
Investments within the Fund are pledged as collateral to the Credit Facility. Refer to Note 8 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

June 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

The following shows the composition of the Fund’s portfolio at fair value by investment type and industry as of June 30, 2026:

Industry	Bank Loans Fair Value	% of NAV	Common and Preferred Equity Fair Value	% of NAV	Total Fair Value	% of Total Investments at Fair Value
Aerospace & Defense	$14,845,082	2.6%	$6,100,943	1.1%	$20,946,025	1.9%
Air Freight & Logistics	4,814,187	0.9%	—	0.0%	4,814,187	0.4%
Automobile Components	923,035	0.2%	—	0.0%	923,035	0.1%
Building Products	9,224,175	1.6%	—	0.0%	9,224,175	0.8%
Capital Markets	48,289,545	8.6%	—	0.0%	48,289,545	4.3%
Chemicals	3,927,806	0.7%	—	0.0%	3,927,806	0.4%
Commercial Services & Supplies	116,678,069	20.7%	6,327,155	1.1%	123,005,224	10.9%
Communications Equipment	4,831,676	0.9%	—	0.0%	4,831,676	0.4%
Construction & Engineering	75,877,624	13.5%	4,470,698	0.8%	80,348,322	7.1%
Consumer Staples Distribution & Retail	14,024,788	2.5%	5,380,653	1.0%	19,405,441	1.7%
Containers & Packaging	17,627,949	3.1%	513,399	0.1%	18,141,348	1.6%
Diversified Consumer Services	63,991,735	11.4%	1,348,493	0.2%	65,340,228	5.8%
Electrical Equipment	7,093,168	1.3%	—	0.0%	7,093,168	0.6%
Electronic Equipment, Instruments & Components	8,494,226	1.5%	120,000	0.0%	8,614,226	0.8%
Energy Equipment & Services	9,992,699	1.8%	1,286,214	0.2%	11,278,913	1.0%
Financial Services	34,898,499	6.2%	245,549	0.0%	35,144,048	3.1%
Food Products	10,356,411	1.8%	221,771	0.0%	10,578,182	0.9%
Health Care Equipment & Supplies	40,790,500	7.2%	2,957,723	0.5%	43,748,223	3.9%
Health Care Providers & Services	138,272,391	24.6%	4,245,574	0.8%	142,517,965	12.6%
Health Care Technology	15,973,640	2.8%	87,709	0.0%	16,061,349	1.4%
Hotels, Restaurants & Leisure	32,217,373	5.7%	2,793,829	0.5%	35,011,202	3.1%
Insurance	24,885,012	4.4%	1,859,086	0.3%	26,744,098	2.4%
Interactive Media & Services	9,357,797	1.7%	—	0.0%	9,357,797	0.8%
Internet Software & Services	22,949,891	4.1%	1,200,434	0.2%	24,150,325	2.2%
IT Services	24,746,991	4.4%	1,053,136	0.2%	25,800,127	2.3%
Leisure Products	14,105,738	2.5%	—	0.0%	14,105,738	1.3%
Life Sciences Tools & Services	8,910,000	1.6%	90,000	0.0%	9,000,000	0.8%
Machinery	22,652,402	4.0%	90,000	0.0%	22,742,402	2.0%
Media	10,282,249	1.8%	—	0.0%	10,282,249	0.9%
Metals & Mining	10,065,000	1.8%	—	0.0%	10,065,000	0.9%
Oil, Gas & Consumable Fuels	837,745	0.1%	—	0.0%	837,745	0.1%
Personal Care Products	4,948,437	0.9%	—	0.0%	4,948,437	0.4%
Pharmaceuticals	7,960,000	1.5%	—	0.0%	7,960,000	0.7%
Professional Services	97,502,486	17.3%	17,036,215	3.0%	114,538,701	10.2%
Software	103,022,853	18.3%	3,233,283	0.6%	106,256,136	9.4%
Trading Companies & Distributors	20,065,450	3.6%	—	0.0%	20,065,450	1.8%
Water Utilities	11,377,163	2.0%	30,000	0.0%	11,407,163	1.0%
Total	$1,066,813,792	189.6%	$60,691,864	10.6%	$1,127,505,656	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m)
Aerospace & Defense
Blue Raven Solutions	(g)	1st Lien Term Loan	S+	8.00%	11.65%	10/10/2024	12/21/2026	$10,598,296	$10,598,015	$10,598,296
Tronair 2025	(g)(k)	1st Lien Term Loan	S+	3.75%	7.40%	12/18/2025	12/22/2032	3,600,000	3,555,015	3,555,000
									$14,153,030	$14,153,296
Air Freight & Logistics
Magnate	(g)	1st Lien Term Loan	S+	5.50%	9.15%	2/19/2025	12/29/2028	4,950,000	4,869,281	4,875,750
									$4,869,281	$4,875,750
Automobile Components
Innovative XCessories & Services	(g)(h)(k)	1st Lien Term Loan	S+	5.50%	9.15%	9/17/2025	9/5/2029	3,337,945	3,277,020	3,338,646
									$3,277,020	$3,338,646
Building Products
Leaf Home	(g)	1st Lien Term Loan	S+	5.25%	8.90%	9/4/2025	9/4/2031	9,215,313	9,081,788	9,146,198
									$9,081,788	$9,146,198
Capital Markets
Beta+	(g)(k)	1st Lien Term Loan	S+	5.75%	9.40%	11/25/2025	7/2/2029	5,984,536	5,805,000	5,805,000
Cerity Partners		Unitranche Term Loan	S+	4.50%	8.15%	10/10/2024	7/28/2031	24,894,465	24,894,465	24,894,465
Steward Partners	(g)(h)	1st Lien DDTL	S+	4.75%	8.40%	6/13/2025	10/14/2028	1,392,500	1,339,685	1,389,019
									$32,039,150	$32,088,484
Chemicals
Shrieve	(g)	Unitranche Term Loan	S+	6.00%	9.65%	6/18/2025	10/30/2030	2,985,000	2,943,449	2,962,613
									$2,943,449	$2,962,613
Commercial Services & Supplies
Apex Companies	(g)(h)	1st Lien DDTL	S+	4.75%	8.40%	11/21/2025	1/31/2030	—	(4,839)	—
Brown & Root	(g)(k)	1st Lien Term Loan	S+	5.00%	8.65%	10/3/2025	10/3/2030	6,107,143	6,022,989	6,015,536
Capital Consultants Management Corporation	(g)(h)	Unitranche DDTL	S+	4.75%	8.40%	7/8/2025	11/3/2031	4,768,281	4,712,691	4,768,281
Certified Collision Group	(g)(k)	Unitranche Term Loan	S+	4.50%	8.15%	12/30/2025	12/30/2032	8,646,209	8,559,775	8,559,747
Denali Water Solutions 2025	(g)	1st Lien Term Loan	S+	4.75%	8.40%	11/19/2025	11/19/2032	6,346,154	6,283,002	6,298,558
Eagle Fire	(g)	1st Lien Term Loan	S+	4.50%	8.15%	7/15/2025	7/15/2032	3,500,000	3,466,967	3,473,750

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Commercial Services & Supplies (continued)
Eagle Fire	(g)(h)	1st Lien DDTL	S+	4.50%	8.15%	7/15/2025	7/15/2032	487,663	475,277	484,006
HeartLand	(g)	1st Lien Term Loan	S+	4.75%	8.40%	11/5/2025	12/12/2029	1,920,559	1,902,340	1,901,353
HeartLand	(g)(h)	1st Lien DDTL	S+	4.75%	8.40%	11/5/2025	12/12/2029	106,921	76,564	105,851
O6 Environmental	(g)	1st Lien Term Loan	S+	4.75%	8.40%	8/5/2025	8/5/2032	6,074,325	6,016,519	6,030,527
O6 Environmental	(g)(h)	1st Lien DDTL	S+	4.75%	8.40%	8/5/2025	8/5/2032	—	(8,745)	—
Russell Landscape Group	(g)	1st Lien Term Loan	S+	5.50%	9.15%	10/10/2024	4/11/2030	4,256,769	4,166,920	4,256,769
Russell Landscape Group	(g)	1st Lien DDTL	S+	5.50%	9.15%	10/10/2024	4/11/2030	2,119,656	2,098,805	2,119,656
SavATree	(g)	Unitranche Term Loan	S+	5.00%	8.65%	10/10/2024	6/6/2031	11,049,644	10,948,865	10,994,396
SavATree	(g)(h)	Unitranche DDTL	S+	5.00%	8.65%	10/10/2024	6/6/2031	701,251	673,176	697,745
ScentAir	(g)	Unitranche Term Loan	S+	5.25%	8.90%	10/10/2024	1/26/2026	11,696,872	11,696,151	11,696,872
									$67,086,457	$67,403,047
Communications Equipment
Eastern Communications	(g)	1st Lien Term Loan	S+	5.00%	8.65%	11/4/2025	12/30/2030	4,987,406	4,940,034	4,974,937
									$4,940,034	$4,974,937
Construction & Engineering
A1 Garage Door Service		Unitranche Term Loan	S+	4.50%	8.15%	10/10/2024	12/22/2028	4,705,226	4,705,226	4,705,226
A1 Garage Door Service		Unitranche DDTL	S+	4.50%	8.15%	10/10/2024	12/22/2028	1,644,131	1,644,131	1,644,131
Cumming Group		Unitranche Term Loan	S+	4.75%	8.40%	10/10/2024	11/16/2027	23,027,651	23,027,651	23,027,651
Cumming Group	(g)(h)	Unitranche DDTL	S+	4.75%	8.40%	10/10/2024	11/16/2027	3,774,285	3,765,389	3,774,285
Gallo Mechanical	(g)	1st Lien Term Loan	S+	4.75%	8.40%	7/31/2025	8/2/2032	8,204,015	8,086,001	8,142,485

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Construction & Engineering (continued)
Gallo Mechanical	(g)(h)	1st Lien DDTL	S+	4.75%	8.40%	7/31/2025	8/2/2032	—	(8,273)	—
HR Green	(g)	1st Lien Term Loan	S+	5.50%	9.15%	10/10/2024	1/28/2030	5,490,734	5,397,716	5,490,734
Legacy Service Partners	(g)(h)	1st Lien DDTL	S+	4.50%	8.15%	11/10/2025	11/10/2031	—	(3,222)	—
Lindsay Precast	(g)(k)	1st Lien Term Loan	S+	4.75%	8.40%	12/15/2025	12/16/2032	4,224,138	4,182,093	4,181,897
Lindsay Precast	(g)(h)(k)	1st Lien DDTL	S+	4.75%	8.40%	12/15/2025	12/16/2032	—	(7,218)	—
National Trench Safety	(g)	Unitranche Term Loan	S+	5.50%	9.15%	10/10/2024	12/3/2028	18,676,960	18,539,447	18,676,960
RailPros	(g)	Unitranche Term Loan	S+	4.25%	7.90%	5/22/2025	5/24/2032	4,095,000	4,055,733	4,095,000
RailPros	(g)(h)	Unitranche DDTL	S+	4.25%	7.90%	5/22/2025	5/24/2032	—	(5,774)	—
									$73,378,900	$73,738,369
Consumer Staples Distribution & Retail
Avita Pharmacy	(g)	Unitranche Term Loan	S+	5.25%	8.90%	11/4/2025	8/6/2030	14,095,442	13,925,690	13,917,012
									$13,925,690	$13,917,012
Containers & Packaging
Novvia Group	(g)	Unitranche Term Loan	S+	5.25%	8.90%	6/13/2025	1/31/2032	11,652,994	11,568,064	11,652,994
Novvia Group	(g)(h)	Unitranche DDTL	S+	5.25%	8.90%	6/13/2025	1/31/2032	823,080	816,420	823,080
Precision Concepts	(g)	Unitranche Term Loan	S+	4.75%	8.40%	10/31/2025	8/2/2032	397,915	393,977	394,931
Precision Concepts	(g)	Unitranche Term Loan	S+	4.75%	8.40%	7/31/2025	8/2/2032	2,949,713	2,921,817	2,927,589
Precision Concepts	(g)	Unitranche DDTL	S+	4.75%	8.40%	7/31/2025	8/2/2032	1,017,142	1,007,320	1,009,514
									$16,707,598	$16,808,108
Diversified Consumer Services
Aptive Environmental	(g)	1st Lien Term Loan	S+	4.75%	8.40%	10/15/2025	10/15/2032	9,720,930	9,625,419	9,648,023
Aptive Environmental	(g)(h)	1st Lien DDTL	S+	4.75%	8.40%	10/15/2025	10/15/2032	—	(2,066)	—
Heritage Partners	(g)(j)(l)	Unitranche Term Loan	S+	0.00%	3.65% PIK	10/10/2024	9/29/2028	13,125,161	12,783,688	7,436,139
Heritage Partners	(g)(j)(l)	Unitranche DDTL	S+	0.00%	3.65% PIK	10/10/2024	9/29/2028	6,181,543	6,020,720	3,502,190

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Diversified Consumer Services (continued)
Kalkomey	(g)	Unitranche Term Loan	S+	5.00%	8.65%	10/10/2024	6/18/2031	16,964,012	16,693,979	16,964,012
Ned Stevens	(g)	Unitranche Term Loan	S+	5.00%	8.65%	10/10/2024	11/1/2029	15,199,767	15,197,985	15,199,767
RotoCo	(g)	Unitranche Term Loan	S+	5.50%	9.15%	10/10/2024	6/30/2028	12,917,534	12,891,406	9,315,091
RotoCo	(g)	Unitranche DDTL	S+	5.50%	9.15%	10/10/2024	6/30/2028	41,171	41,082	29,689
Southeast Lineman Training Center	(g)	1st Lien Term Loan	S+	5.25%	8.90%	8/18/2025	1/3/2030	5,985,000	5,900,927	5,985,000
									$79,153,140	$68,079,911
Electrical Equipment
Industrial Electric Manufacturing	(g)(h)(k)	1st Lien DDTL	S+	4.50%	8.15%	12/3/2025	12/3/2031	—	(2,807)	—
Industrial Electric Manufacturing	(g)(k)	1st Lien Term Loan	S+	4.50%	8.15%	12/3/2025	12/3/2031	5,862,840	5,834,618	5,833,525
									$5,831,811	$5,833,525
Energy Equipment & Services
Allied Power Group	(g)	Unitranche Term Loan	S+	5.00%	8.65%	10/10/2024	5/16/2030	7,096,991	6,951,671	7,096,991
Allied Power Group	(g)	Unitranche DDTL	S+	5.00%	8.65%	10/10/2024	5/16/2030	1,493,550	1,479,798	1,493,550
									$8,431,469	$8,590,541
Financial Services
AmpliFi	(g)	1st Lien Term Loan	S+	5.00%	8.65%	10/10/2024	4/23/2030	8,273,284	8,104,305	8,273,284
Aprio	(g)	1st Lien Term Loan	S+	4.75%	8.40%	4/25/2025	8/1/2031	2,709,875	2,683,927	2,682,776
Aprio	(g)(h)	1st Lien DDTL	S+	4.75%	8.40%	4/25/2025	8/1/2031	1,311,118	1,295,912	1,298,006
Ascend Partner Services	(g)(h)	1st Lien DDTL	S+	4.50%	8.15%	8/7/2025	8/11/2031	3,225,143	3,171,952	3,192,891
Cherry Bekaert	(g)	Unitranche Term Loan	S+	4.50%	8.15%	10/10/2024	6/28/2030	12,431,090	12,401,526	12,431,090
Cherry Bekaert	(g)	Unitranche DDTL	S+	4.50%	8.15%	10/10/2024	6/28/2030	6,375,112	6,355,845	6,375,112
Embark	(g)	1st Lien Term Loan	S+	4.50%	8.15%	9/2/2025	9/2/2032	4,488,750	4,445,568	4,455,084
Embark	(g)(h)	1st Lien DDTL	S+	4.50%	8.15%	9/2/2025	9/2/2032	—	(17,108)	—

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Financial Services (continued)
Foundation Source		1st Lien Term Loan	S+	5.00%	8.65%	10/10/2024	9/6/2030	13,468,138	13,468,138	13,468,138
Foundation Source	(g)	1st Lien DDTL	S+	5.00%	8.65%	10/10/2024	9/6/2030	4,241,089	4,218,479	4,241,089
Merchant Industry & Valor PayTech	(g)	1st Lien Term Loan	S+	4.75%	8.40%	9/19/2025	9/19/2031	2,596,936	2,571,968	2,575,381
Merchant Industry & Valor PayTech	(g)(h)	1st Lien DDTL	S+	4.75%	8.40%	9/19/2025	9/19/2031	386,143	376,087	382,938
Prime Pensions	(g)	Unitranche Term Loan	S+	4.75%	8.40%	10/10/2024	2/26/2030	6,686,950	6,615,035	6,686,950
Prime Pensions	(g)(h)	Unitranche DDTL	S+	4.75%	8.40%	10/10/2024	2/26/2030	1,779,548	1,762,583	1,779,548
									$67,454,217	$67,842,287
Food Products
Golden State Foods	(g)(k)	1st Lien Term Loan	S+	4.00%	7.65%	9/16/2025	12/4/2031	1,989,925	1,985,608	2,004,849
Hometown Food Company	(g)	1st Lien Term Loan	S+	4.50%	8.15%	6/9/2025	12/3/2030	2,847,066	2,825,255	2,839,948
MBC Companies	(g)	1st Lien Term Loan	S+	4.00%	7.65%	10/23/2025	9/10/2030	58,466	58,194	58,028
MBC Companies	(g)	1st Lien Term Loan	S+	4.75%	8.40%	10/20/2025	9/10/2030	938,813	929,869	931,772
Peterson Farms	(g)(k)	1st Lien Term Loan	S+	4.00%	7.65%	11/14/2025	12/1/2032	3,000,000	2,970,114	2,970,000
									$8,769,040	$8,804,597
Health Care Equipment & Supplies
Alcresta	(g)	Unitranche Term Loan	S+	5.50%	9.15%	12/4/2025	3/12/2031	4,093,644	4,053,522	4,011,636
Alcresta	(g)(h)	Unitranche DDTL	S+	5.50%	9.15%	12/4/2025	3/12/2031	—	(43,846)	—
Antylia Scientific	(g)	1st Lien Term Loan	S+	4.00%	7.65%	7/21/2025	5/27/2032	4,000,000	3,904,963	3,980,000
USMed-Equip	(g)	Unitranche Term Loan	S+	5.75%	9.40%	10/10/2024	5/24/2029	19,648,304	19,572,428	19,648,304
									$27,487,067	$27,639,940
Health Care Providers & Services
APT Healthcare	(g)	Unitranche Term Loan	S+	5.00%	8.65%	9/30/2025	9/30/2031	7,758,333	7,663,032	7,661,354
APT Healthcare	(g)(h)	Unitranche DDTL	S+	5.00%	8.65%	9/30/2025	9/30/2031	—	(6,788)	—
Clearway Pain Solutions	(g)	1st Lien Term Loan	S+	5.50%	9.15%	9/22/2025	8/30/2030	4,297,058	4,232,002	4,275,574

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Health Care Providers & Services (continued)
Clearway Pain Solutions	(g)(h)	1st Lien DDTL	S+	5.50%	9.15%	9/22/2025	8/31/2030	838,464	812,109	834,272
MDpanel		Unitranche Term Loan	S+	6.50%	10.15%	10/10/2024	8/2/2029	5,852,407	5,852,407	5,852,407
MDpanel	(g)	Unitranche DDTL	S+	6.50%	10.15%	10/10/2024	8/2/2029	1,047,360	1,045,407	1,047,360
National Seating & Mobility		1st Lien Term Loan	S+	4.25%	7.90%	7/17/2025	5/14/2029	1,985,025	1,985,025	1,980,062
Patterson Companies	(g)(k)	1st Lien Term Loan	S+	4.50%	8.15%	8/13/2025	4/16/2032	9,975,000	9,019,948	8,810,768
Riccobene Associates Family Dentistry	(g)	1st Lien Term Loan	S+	4.75%	8.40%	6/6/2025	10/31/2030	8,254,108	8,158,231	8,254,108
Riccobene Associates Family Dentistry	(g)(h)	1st Lien DDTL	S+	4.75%	8.40%	6/6/2025	10/31/2030	1,424,277	1,398,871	1,424,277
RxBenefits	(g)(k)	1st Lien Term Loan	S+	5.00%	8.65%	6/6/2025	12/19/2030	4,500,000	4,410,000	4,410,000
Sequel Ortho (fka OrthoNebraska)		Unitranche Term Loan	S+	5.00%	8.65%	10/10/2024	7/31/2028	4,772,235	4,772,235	4,772,235
Sequel Ortho (fka OrthoNebraska)	(g)	Unitranche Term Loan	S+	5.00%	8.65%	10/31/2025	7/31/2028	5,714,286	5,648,449	5,714,286
Specialized Dental	(g)	1st Lien Term Loan	S+	4.75%	8.40%	10/30/2025	11/1/2028	8,725,794	8,682,165	8,660,351
Specialized Dental	(g)(h)	1st Lien DDTL	S+	4.75%	8.40%	10/30/2025	11/1/2028	—	(17,193)	—
Summit Spine & Joint Centers	(g)	Unitranche Term Loan	S+	4.75%	8.40%	6/13/2025	3/25/2031	12,494,612	12,316,434	12,494,612
Summit Spine & Joint Centers	(g)(h)	Unitranche DDTL	S+	4.75%	8.40%	6/13/2025	3/25/2031	—	(21,583)	—
									$75,950,751	$76,191,666
Health Care Technology
AGS Health	(g)	Unitranche Term Loan	S+	4.50%	8.15%	7/31/2025	8/2/2032	5,113,500	5,102,014	5,075,149
AGS Health	(g)(h)	Unitranche DDTL	S+	4.50%	8.15%	7/31/2025	8/2/2032	—	(2,070)	—
Avalon	(g)	1st Lien Term Loan	S+	4.50%	8.15%	12/31/2025	12/31/2031	7,500,000	7,425,000	7,410,000
Med Tech Solutions	(g)	Unitranche Term Loan	S+	5.25%	8.90%	6/3/2025	6/3/2032	5,824,244	5,728,207	5,824,244
Med Tech Solutions	(g)(h)	Unitranche DDTL	S+	5.25%	8.90%	6/3/2025	6/3/2032	—	(24,724)	—
VaxCare	(g)	Unitranche Term Loan	S+	4.50%	8.15%	6/16/2025	6/17/2032	3,325,000	3,292,995	3,300,063
									$21,521,422	$21,609,456

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Hotels, Restaurants & Leisure
Hissho Sushi	(g)	Unitranche Term Loan	S+	4.75%	8.40%	10/20/2025	5/18/2029	9,952,381	9,855,688	9,952,381
Taymax Group		1st Lien Term Loan	S+	5.13%	8.78%	10/10/2024	7/31/2026	14,411,890	14,411,890	14,411,890
Taymax Group		1st Lien DDTL	S+	5.13%	8.78%	10/10/2024	8/2/2027	8,018,664	8,018,664	8,018,664
									$32,286,242	$32,382,935
Insurance
SIAA (Alliance Holdings)		Unitranche Term Loan	S+	4.75%	8.40%	10/10/2024	4/30/2030	25,011,013	25,011,013	25,011,013
									$25,011,013	$25,011,013
Interactive Media & Services
Integral Ad Science	(g)(k)	1st Lien Term Loan	S+	5.00%	8.65%	12/22/2025	12/23/2031	9,500,000	9,167,500	9,167,500
									$9,167,500	$9,167,500
Internet Software & Services
Argano	(g)(h)	1st Lien DDTL	S+	5.50%	9.15%	12/3/2025	9/13/2029	—	(36,709)	—
Dun & Bradstreet	(g)	Unitranche Term Loan	S+	5.50%	9.15%	8/26/2025	8/26/2032	5,000,000	4,950,955	4,962,500
Power Digital	(g)	Unitranche Term Loan	S+	5.00%	8.65%	10/10/2024	3/11/2030	11,154,379	11,127,659	11,154,379
Power Digital	(g)	Unitranche DDTL	S+	5.00%	8.65%	10/10/2024	3/11/2030	640,558	639,024	640,558
									$16,680,929	$16,757,437
IT Services
GoldenSource		Unitranche Term Loan	S+	4.75%	8.40%	10/10/2024	5/12/2028	8,118,573	8,118,573	8,118,573
Trace3 2025	(g)(k)	Unitranche Term Loan	S+	4.00%	7.65%	10/8/2025	10/29/2032	3,619,048	3,583,750	3,632,619
									$11,702,323	$11,751,192
Leisure Products
PlayPower 2025	(g)	Unitranche Term Loan	S+	5.25%	8.90%	7/25/2025	10/29/2031	14,138,000	13,862,366	14,031,965
									$13,862,366	$14,031,965
Life Sciences Tools & Services
TCP Analytical	(g)	Unitranche Term Loan	S+	5.00%	8.65%	6/17/2025	3/12/2031	8,955,000	8,851,013	8,955,000
									$8,851,013	$8,955,000

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Machinery
80/20	(g)	Unitranche Term Loan	S+	4.50%	8.15%	12/12/2025	12/13/2032	6,142,857	6,082,160	6,081,429
80/20	(g)(h)	Unitranche DDTL	S+	4.50%	8.15%	12/12/2025	12/13/2032	—	(8,571)	—
Barnes Group 2025	(g)	1st Lien Term Loan	S+	4.75%	8.40%	10/17/2025	10/22/2032	5,500,000	5,391,181	5,458,750
Bettcher Industries	(g)(k)	1st Lien Term Loan	S+	4.00%	7.65%	12/11/2025	12/14/2028	3,490,933	3,482,700	3,482,205
Tank Holdings	(g)	Unitranche Term Loan	S+	6.00%	9.65%	2/6/2025	3/31/2028	6,352,909	6,275,967	6,305,262
Tank Holdings	(g)	Unitranche DDTL	S+	6.00%	9.65%	2/6/2025	3/31/2028	608,701	598,380	604,136
Voeller Mixers	(g)	1st Lien Term Loan	S+	4.75%	8.40%	11/25/2025	11/25/2032	4,069,767	4,029,221	4,039,244
Voeller Mixers	(g)(h)	1st Lien DDTL	S+	4.75%	8.40%	11/25/2025	11/25/2032	—	(8,024)	—
									$25,843,014	$25,971,026
Media
Allyant	(g)(i)	Unitranche Term Loan	S+	6.00%	9.65%	10/10/2024	10/30/2026	22,948,124	22,884,828	22,948,124
									$22,884,828	$22,948,124
Oil, Gas & Consumable Fuels
Palmdale Oil	(g)	Unitranche Term Loan	S+	4.75%	8.40%	12/5/2025	12/12/2031	652,174	648,964	647,283
									$648,964	$647,283
Personal Care Products
Mary Ruth's	(g)	1st Lien Term Loan	S+	4.00%	7.65%	10/8/2025	9/30/2030	1,242,188	1,236,445	1,235,977
Mary Ruth's	(g)	1st Lien Term Loan	S+	4.75%	8.40%	10/8/2025	9/30/2031	3,740,625	3,705,157	3,721,922
									$4,941,602	$4,957,899
Pharmaceuticals
Minds & Assembly	(g)	Unitranche Term Loan	S+	5.00%	8.65%	10/10/2025	5/3/2029	8,000,000	7,885,366	8,000,000
									$7,885,366	$8,000,000
Professional Services
Epiq	(g)(k)	1st Lien Term Loan	S+	4.00%	7.65%	10/8/2025	4/26/2029	907,681	779,289	849,980
Magna Legal Services		1st Lien Term Loan	S+	5.00%	8.65%	10/10/2024	11/22/2029	13,738,512	13,738,512	13,738,512

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Professional Services (continued)
Magna Legal Services		1st Lien DDTL	S+	5.00%	8.65%	10/10/2024	11/22/2029	3,846,191	3,846,191	3,846,191
									$18,363,992	$18,434,683
Software
AIA Contract Documents	(g)	1st Lien Term Loan	S+	4.75%	8.40%	7/2/2025	7/2/2031	5,078,181	5,006,026	5,065,486
FMG Suite	(g)	Unitranche Term Loan	S+	4.75%	8.40%	9/9/2025	9/9/2032	6,283,019	6,223,419	6,237,507
FMG Suite	(g)(h)	Unitranche DDTL	S+	4.75%	8.40%	9/9/2025	9/9/2032	—	(8,114)	—
PKWARE	(g)	Unitranche Term Loan	S+	4.50%	8.15%	6/2/2025	6/3/2030	12,289,157	12,156,209	12,289,157
Inmar	(g)	1st Lien Term Loan	S+	4.50%	8.15%	9/12/2025	10/30/2031	1,989,975	1,985,000	1,970,075
Lighthouse	(g)	Unitranche Term Loan	S+	5.00%	8.65%	6/2/2025	12/31/2029	647,242	644,166	647,242
Lighthouse	(g)	Unitranche Term Loan	S+	5.00%	8.65%	6/2/2025	12/31/2029	20,673,583	20,575,326	20,673,583
Mitratech	(g)(k)	Unitranche Term Loan	S+	4.75%	8.40%	12/2/2025	12/2/2031	9,174,312	9,129,566	9,128,440
Mitratech	(g)(h)(k)	Unitranche DDTL	S+	4.75%	8.40%	12/2/2025	12/2/2031	—	(1,132)	—
Tribute Technology		Unitranche Term Loan	S+	5.50%	9.15%	10/10/2024	10/30/2028	15,013,397	15,013,397	15,013,397
Tribute Technology		Unitranche DDTL	S+	5.75%	9.40%	10/10/2024	10/30/2028	3,365,573	3,365,573	3,365,573
Unison Global		Unitranche Term Loan	S+	5.00%	8.65%	10/10/2024	9/19/2028	14,773,722	14,773,722	14,699,854
Unison Global	(g)(h)	Unitranche DDTL	S+	5.00%	8.65%	10/10/2024	9/19/2028	607,715	605,689	604,677
									$89,468,847	$89,694,991
Trading Companies & Distributors
Apex Service Partners	(g)	Unitranche Term Loan	S+	4.75%	8.40%	4/29/2025	10/24/2030	1,899,210	1,881,504	1,889,714
Apex Service Partners	(g)(h)	Unitranche DDTL	S+	5.00%	8.65%	4/29/2025	10/24/2030	3,834,780	3,792,809	3,815,606
Industrial Service Group		Unitranche Term Loan	S+	5.75%	9.40%	10/10/2024	12/7/2028	6,995,447	6,995,447	6,995,447
Industrial Service Group		Unitranche DDTL	S+	5.75%	9.40%	10/10/2024	12/7/2028	3,642,557	3,642,557	3,642,557

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
APCF SPV I, LLC (f) (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Trading Companies & Distributors (continued)
Levata	(g)	1st Lien Term Loan	S+	5.00%	8.65%	8/20/2025	12/21/2027	4,871,073	4,829,705	4,846,717
Levata	(g)(h)	1st Lien DDTL	S+	5.00%	8.65%	8/20/2025	12/21/2027	—	(4,610)	—
Power Grid Components	(g)(k)	1st Lien Term Loan	S+	4.75%	8.40%	11/20/2025	12/2/2030	3,980,885	3,961,496	3,960,980
Power Grid Components	(g)	1st Lien Term Loan	S+	4.75%	8.40%	11/20/2025	11/29/2030	548,780	546,106	546,037
R.F. Fager	(g)	1st Lien Term Loan	S+	5.00%	8.65%	5/22/2025	3/4/2030	1,733,867	1,707,859	1,720,863
R.F. Fager	(g)(h)	1st Lien DDTL	S+	5.00%	8.65%	5/22/2025	3/4/2030	256,846	250,178	254,919
SupplyHouse	(g)	1st Lien Term Loan	S+	4.00%	7.65%	7/1/2025	7/1/2032	3,740,625	3,722,078	3,712,570
									$31,325,129	$31,385,410
Water Utilities
Vessco Water	(g)(h)	Unitranche DDTL	S+	4.50%	8.15%	11/3/2025	7/24/2031	—	(7,649)	—
Vessco Water	(g)	Unitranche Term Loan	S+	4.50%	8.15%	11/3/2025	7/24/2031	3,248,971	3,233,341	3,224,603
									$3,225,692	$3,224,603
				Total APCF SPV I, LLC					$859,150,134	$851,319,444
Audax Private Credit Subsidiary, LLC
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m)
Capital Markets
Cerity Partners	(g)(h)	Unitranche Revolver	S+	4.50%	8.15%	10/10/2024	7/28/2031	$235,650	$230,150	$235,650
									$230,150	$235,650
Commercial Services & Supplies
Russell Landscape Group	(g)(h)	1st Lien Revolver	S+	5.50%	9.15%	10/10/2024	4/11/2030	359,420	355,069	359,420
SavATree	(g)(h)	Unitranche Revolver	S+	5.00%	8.65%	10/10/2024	6/6/2031	—	(1,084)	—
SavATree	(g)	Unitranche Term Loan	S+	5.00%	8.65%	10/10/2024	6/6/2031	3,260,696	3,260,366	3,244,392
ScentAir		1st Lien Revolver	S+	5.25%	8.90%	10/10/2024	1/26/2026	1,565,413	1,565,413	1,565,413
									$5,179,764	$5,169,225

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Construction & Engineering
National Trench Safety	(g)(h)	Unitranche Revolver	S+	5.50%	9.15%	10/10/2024	12/3/2028	1,122,553	1,110,792	1,122,553
RailPros	(g)(h)	Unitranche Revolver	S+	4.25%	7.90%	5/22/2025	5/24/2032	—	(6,049)	—
									$1,104,743	$1,122,553
Diversified Consumer Services
Heritage Partners	(g)(j)(l)	Unitranche Revolver	S+	0.00%	3.65% PIK	10/10/2024	9/29/2028	2,525,827	2,495,870	1,431,022
Ned Stevens	(g)	Unitranche Term Loan	S+	5.00%	8.65%	10/10/2024	11/1/2029	2,861,826	2,859,982	2,861,826
Ned Stevens	(h)	Unitranche Revolver	S+	5.00%	8.65%	10/10/2024	11/1/2028	256,427	256,427	256,427
RotoCo	(g)(h)	Unitranche Revolver	S+	5.50%	9.15%	10/10/2024	6/30/2028	1,610,404	1,607,766	1,161,295
									$7,220,045	$5,710,570
Financial Services
Cherry Bekaert	(g)(h)	Unitranche Revolver	S+	4.50%	8.15%	10/10/2024	6/28/2030	—	(5,559)	—
Foundation Source	(h)	1st Lien Revolver	S+	5.00%	8.65%	10/10/2024	9/6/2029	257,681	257,681	257,681
									$252,122	$257,681
Health Care Equipment & Supplies
USMed-Equip	(g)(h)	Unitranche Revolver	S+	5.75%	9.40%	10/10/2024	5/24/2029	—	(5,860)	—
									$(5,860)	$—
Health Care Providers & Services
Hilco Vision	(j)	2nd Lien Term Loan	S+	6.00% PIK	9.67%	10/10/2024	4/21/2030	5,832,447	5,832,447	4,295,865
Hilco Vision	(h)(j)	2nd Lien Revolver	S+	6.00% PIK	9.67%	10/10/2024	4/21/2030	1,148,506	1,148,506	845,928
Sequel Ortho (fka OrthoNebraska)	(g)(h)	Unitranche Revolver	S+	5.00%	8.65%	10/10/2024	7/31/2028	—	(1,542)	—
									$6,979,411	$5,141,793
Hotels, Restaurants & Leisure
Taymax Group	(h)	1st Lien Revolver	S+	5.13%	8.78%	10/10/2024	7/31/2026	294,039	294,039	294,039
									$294,039	$294,039

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Internet Software & Services
Power Digital	(g)(h)	Unitranche Revolver	S+	5.00%	8.65%	10/10/2024	3/11/2030	450,635	445,633	450,635
									$445,633	$450,635
IT Services
GoldenSource	(h)	Unitranche Revolver	S+	4.75%	8.40%	10/10/2024	5/12/2028	707,280	707,280	707,280
									$707,280	$707,280
Media
Allyant	(g)(h)(i)	Unitranche Revolver	S+	6.00%	9.65%	10/10/2024	10/30/2026	—	(4,935)	—
									$(4,935)	$—
Professional Services
Dwellworks	(g)(j)	1st Lien Term Loan	S+	10.32% PIK	12.32%	10/10/2024	3/31/2027	10,438,717	7,380,215	9,388,364
Dwellworks (Tranche B-1)	(g)(j)	1st Lien Term Loan	Fixed	18.00% PIK	20.00%	10/10/2024	3/31/2027	5,568,956	3,973,959	—
									$11,354,174	$9,388,364
Software
Lighthouse	(g)(h)	Unitranche Revolver	S+	5.00%	8.65%	10/10/2024	12/31/2029	—	(16,513)	—
Tribute Technology	(g)(h)	Unitranche Revolver	S+	6.50%	10.15%	10/10/2024	10/30/2028	1,131,285	1,131,276	1,131,285
									$1,114,763	$1,131,285
Trading Companies & Distributors
Industrial Service Group	(h)	Unitranche Revolver	S+	5.75%	9.40%	10/10/2024	12/7/2028	895,258	895,258	895,258
R.F. Fager	(g)(h)	1st Lien Revolver	S+	5.00%	8.65%	5/22/2025	3/4/2030	123,374	117,893	122,449
									$1,013,151	$1,017,707
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS
Aerospace & Defense
Blue Raven Solutions	(j)	Class A Units				10/10/2024		1,374,300	—	3,482,097
									$—	$3,482,097
Commercial Services & Supplies
ScentAir	(j)	Class A Units				10/10/2024		858,937	806,166	765,502
									$806,166	$765,502

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

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Subsidiary, LLC (continued)
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (continued)
IT Services
GoldenSource	(j)	Class A Membership Interests				10/10/2024		327,445	441,590	681,478
Voyatek	(j)	Class C LP Units				10/10/2024		1,337	404,004	446,288
									$845,594	$1,127,766
Media
Allyant	(i)(j)	Common Shares				10/10/2024		5	1,533,996	850,757
									$1,533,996	$850,757
Professional Services
Dwellworks	(j)	Preferred Units				10/10/2024		984,915	—	—
									$—	$—
Software
Lighthouse	(j)	LP Interests				10/10/2024		3,519	6,701,864	9,805,470
PracticeTek	(j)	LP Interests				10/10/2024		1,441,373	1,799,832	1,561,594
Tribute Technology	(j)	Class A-1 Units				10/10/2024		1,570	1,241,560	1,096,956
									$9,743,256	$12,464,020
				Total Audax Private Credit Subsidiary, LLC					$65,973,205	$70,739,851
Audax Private Credit Fund, LLC
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m)
Aerospace & Defense
Tronair 2025	(g)(h)(k)	1st Lien Revolver	S+	3.75%	7.40%	12/18/2025	12/22/2032	—	$(11,209)	$—
									$(11,209)	$—
Building Products
Leaf Home	(g)(h)	1st Lien Revolver	S+	5.25%	8.90%	9/4/2025	9/4/2031	90,000	79,368	89,325
									$79,368	$89,325
Capital Markets
Steward Partners	(g)(h)	1st Lien Revolver	S+	4.75%	8.40%	6/13/2025	10/14/2028	—	(11,640)	—
									$(11,640)	$—
Commercial Services & Supplies
Brown & Root	(g)(h)(k)	1st Lien Revolver	S+	5.00%	8.65%	10/3/2025	10/3/2030	428,571	408,477	422,143
Certified Collision Group	(g)(h)(k)	Unitranche Revolver	S+	4.50%	8.15%	12/30/2025	12/30/2032	—	(13,533)	—
Denali Water Solutions 2025	(g)(h)	1st Lien Revolver	S+	4.75%	8.40%	11/13/2025	11/19/2032	418,269	406,878	415,132
Eagle Fire	(g)(h)	1st Lien Revolver	S+	4.50%	8.15%	7/15/2025	7/15/2032	—	(8,811)	—

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Commercial Services & Supplies (continued)
HeartLand	(g)(h)	1st Lien Revolver	S+	4.75%	8.40%	11/5/2025	12/12/2029	11,669	3,124	11,553
O6 Environmental	(g)(h)	1st Lien Revolver	S+	4.75%	8.40%	8/5/2025	8/5/2032	—	(15,492)	—
									$780,643	$848,828
Construction & Engineering
Gallo Mechanical	(g)(h)	1st Lien Revolver	S+	4.75%	8.40%	7/31/2025	8/2/2032	234,400	209,468	232,642
Legacy Service Partners	(g)(h)	1st Lien Revolver	S+	4.50%	8.15%	11/7/2025	11/10/2031	—	(867)	—
Lindsay Precast	(g)(h)(k)	1st Lien Revolver	S+	4.75%	8.40%	12/15/2025	12/16/2032	—	(13,204)	—
									$195,397	$232,642
Consumer Staples Distribution & Retail
Avita Pharmacy	(g)(h)	Unitranche Revolver	S+	4.25%	7.90%	11/4/2025	8/6/2030	—	(15,386)	—
									$(15,386)	$—
Containers & Packaging
Novvia Group	(g)(h)	Unitranche Revolver	S+	5.25%	8.90%	6/13/2025	1/31/2032	160,510	154,361	160,510
Precision Concepts	(g)(h)	Unitranche Revolver	S+	4.75%	8.40%	7/31/2025	8/2/2032	60,575	54,659	60,121
									$209,020	$220,631
Diversified Consumer Services
Aptive Environmental	(g)(h)	1st Lien Revolver	S+	4.75%	8.40%	10/15/2025	10/15/2032	—	(8,272)	—
Heritage Partners	(j)(l)	1st Lien Term Loan	S+	0.00%	3.65% PIK	7/9/2025	9/29/2028	1,964,942	1,964,942	1,964,942
Southeast Lineman Training Center	(g)(h)	1st Lien DDTL	S+	5.25%	8.90%	12/22/2025	1/3/2030	—	(68,499)	—
									$1,888,171	$1,964,942
Financial Services
Aprio	(g)(h)	1st Lien DDTL	S+	4.75%	8.40%	12/23/2025	8/1/2031	—	(12,442)	—
Embark	(g)(h)	1st Lien Revolver	S+	4.50%	8.15%	9/2/2025	9/2/2032	36,000	27,425	35,730

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
Financial Services (continued)
Merchant Industry & Valor PayTech	(g)(h)	1st Lien Revolver	S+	4.75%	8.40%	9/19/2025	9/19/2031	146,438	141,677	145,222
									$156,660	$180,952
Health Care Equipment & Supplies
Alcresta	(g)(h)	Unitranche Revolver	S+	5.50%	9.15%	12/4/2025	3/12/2031	29,941	25,518	29,341
Visor Buyer, Inc.	(l)	Unitranche Term Loan	S+	6.50%	10.15%	12/15/2025	12/15/2031	3,276,299	3,276,299	3,276,299
									$3,301,817	$3,305,640
Health Care Providers & Services
APT Healthcare	(g)(h)	Unitranche Revolver	S+	5.00%	8.65%	9/30/2025	9/30/2031	—	(13,424)	—
Clearway Pain Solutions	(g)(h)	1st Lien Revolver	S+	5.50%	9.15%	9/22/2025	8/31/2030	342,602	317,128	340,889
Riccobene Associates Family Dentistry	(g)(h)	1st Lien Revolver	S+	4.75%	8.40%	6/6/2025	10/31/2030	—	(9,571)	—
Sequel Ortho (fka OrthoNebraska)	(g)(h)	Unitranche Revolver	S+	5.00%	8.65%	10/10/2024	7/31/2028	—	(2,681)	—
Specialized Dental	(g)(h)	1st Lien Revolver	S+	4.75%	8.40%	10/30/2025	11/1/2028	—	(5,733)	—
Summit Spine & Joint Centers	(g)(h)	Unitranche Revolver	S+	4.75%	8.40%	6/13/2025	3/25/2031	113,619	87,780	113,619
									$373,499	$454,508
Health Care Technology
AGS Health	(g)(h)	Unitranche Revolver	S+	4.50%	8.15%	7/31/2025	8/2/2032	—	(1,486)	—
Avalon	(g)(h)	1st Lien Revolver	S+	4.50%	8.15%	12/31/2025	12/31/2031	—	(15,000)	—
Med Tech Solutions	(g)(h)	Unitranche Revolver	S+	5.25%	8.90%	6/3/2025	6/3/2032	—	(14,835)	—
VaxCare	(g)(h)	Unitranche Revolver	S+	4.50%	8.15%	6/16/2025	6/17/2032	—	(6,166)	—
									$(37,487)	$—
Internet Software & Services
Dun & Bradstreet	(g)(h)	Unitranche Revolver	S+	5.50%	9.15%	8/26/2025	8/26/2032	—	(4,773)	—
									$(4,773)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

Portfolio investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Audax Private Credit Fund, LLC (continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (m) (continued)
IT Services
VC3	(g)(h)	Unitranche DDTL	S+	5.10%	8.75%	12/22/2025	3/12/2029	—	(120,175)	—
									$(120,175)	$—
Leisure Products
PlayPower 2025	(g)(h)	Unitranche Revolver	S+	5.25%	8.90%	7/25/2025	10/29/2030	66,308	49,586	65,810
									$49,586	$65,810
Machinery
80/20	(g)(h)	Unitranche Revolver	S+	4.50%	8.15%	12/12/2025	12/13/2032	—	(11,340)	—
Voeller Mixers	(g)(h)	1st Lien Revolver	S+	4.75%	8.40%	11/25/2025	11/25/2032	—	(12,850)	—
									$(24,190)	$—
Software
AIA Contract Documents	(g)(h)	1st Lien Revolver	S+	4.75%	8.40%	7/2/2025	7/2/2031	—	(12,552)	—
FMG Suite	(g)(h)	Unitranche Revolver	S+	4.75%	8.40%	9/9/2025	9/9/2032	—	(9,737)	—
Mitratech	(g)(h)(k)	Unitranche Revolver	S+	4.75%	8.40%	12/2/2025	12/2/2031	—	(1,811)	—
PKWARE	(g)(h)	Unitranche Revolver	S+	4.50%	8.15%	6/2/2025	6/3/2030	—	(20,012)	—
									$(44,112)	$—
Trading Companies & Distributors
Apex Service Partners	(g)(h)	1st Lien DDTL	S+	4.75%	8.40%	11/21/2025	10/24/2030	—	(14,707)	—
SupplyHouse	(g)(h)	1st Lien Revolver	S+	4.00%	7.65%	7/1/2025	7/1/2032	—	(5,822)	—
									$(20,529)	$—
Water Utilities
Vessco Water	(g)(h)	Unitranche Revolver	S+	4.50%	8.15%	11/3/2025	7/24/2031	—	(2,873)	—
									$(2,873)	$—
COMMON EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS
Commercial Services & Supplies
Certified Collision Group	(j)	Class A Units				12/30/2025		774,031	$774,031	$774,031
Eagle Fire	(j)	Units				7/15/2025		833,333	833,333	618,860
									$1,607,364	$1,392,891

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

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(Expressed in U.S. Dollars)

The following shows the composition of the Fund’s portfolio at fair value by investment type and industry as of December 31, 2025:

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

June 30, 2026

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

As of June 30, 2026 and December 31, 2025, APCF SPV I, LLC (the “SPV”), Audax Private Credit Subsidiary, LLC, and APCF Equity, LLC, Delaware limited liability companies (collectively with the SPV, the “Subsidiaries”), are wholly owned subsidiaries of the Fund that are consolidated. All intercompany balances and transactions have been eliminated in consolidation. The SPV is the borrower under the Fund’s Leverage Facility as discussed in Note 8 — Commitments and Contingencies.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2026

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

Cash and Cash Equivalents

Cash is stated at cost and cash equivalents are stated at fair value. The Fund considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at June 30, 2026 and December 31, 2025. The cash was not subject to any restrictions on withdrawal.

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

June 30, 2026

(unaudited)

•
Fifth, the valuation determinations of the Adviser’s valuation committees will be presented to the Adviser and then shared with the Fund’s chief executive officer and chief financial officer; and
•
Sixth, the Adviser will provide certain quarterly and annual reports to the Board.

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, a loan is placed on non-accrual status when management has reasonable doubt that the borrower will pay principal or interest in full. Management may make an exception when the loan has sufficient collateral value or is in the process of collection. Generally, non-accrual loans are returned to accrual status when all past-due principal and interest have been paid in cash and, in management’s judgment, the borrower is likely to make principal and interest payments in the future. As of June 30, 2026, the Fund had 9 investments across 4 issuers on non-accrual, which represented 4.66% and 2.21% of the Fund's cost and fair market value, respectively. As of December 31, 2025, the Fund had 8 investments across 3 issuers on non-accrual, which represented 4.38% and 3.04% of the Fund's cost and fair market value, respectively.

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

As of June 30, 2026, the Fund held 3 investments that had a PIK interest component. As of December 31, 2025, the Fund held 3 investments that had a PIK interest component. For the three and six months ended June 30, 2026, the Fund accrued PIK income in the amount of $79,282 and $91,536. For the three and six months ended June 30, 2025, the Fund accrued PIK income in the amount of $451,457 and $1,015,825.

As of June 30, 2026 and December 31, 2025, the Fund held $36,759,770 and $35,353,403 cash and cash equivalents. For the three and six months ended June 30, 2026 and 2025, the Fund did not earn interest income related to cash.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with borrowings. These amounts are amortized over the contractual term of the Leverage Facility and the Credit Facility as discussed in Note 8 — Commitments and Contingencies.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2026

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

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2026

(unaudited)

As of June 30, 2026, $980,877,202 of the Fund’s investments were valued using unobservable inputs, and $146,628,454 were valued using observable inputs. During the six months ended June 30, 2026, $67,209,816 and $28,131,418 transferred into and out of Level 3, respectively.

As of December 31, 2025, $863,695,606 of the Fund’s investments were valued using unobservable inputs, and $86,128,835 of the Fund's investments were valued using observable inputs.

The following tables present the Fund’s investments carried at fair value as of June 30, 2026 and December 31, 2025, by caption on the Fund’s accompanying Consolidated Statements of Assets and Liabilities and by security type.

	Fair Value of Assets as of June 30, 2026
Assets	Level 1	Level 2	Level 3	Total
Unitranche Debt	$—	$10,991,327	$570,156,724	$581,148,051
First Lien Debt	—	135,637,127	350,028,614	485,665,741
Equity and Preferred Shares	—	—	60,691,864	60,691,864
Total	$—	$146,628,454	$980,877,202	$1,127,505,656

	Fair Value of Assets as of December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
Unitranche Debt	$—	$21,320,806	$567,732,131	$589,052,937
First Lien Debt	—	64,808,029	230,306,745	295,114,774
Second Lien Debt	—	—	5,141,793	5,141,793
Equity and Preferred Shares	—	—	60,514,937	60,514,937
Total	$—	$86,128,835	$863,695,606	$949,824,441

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Fund’s investments as of June 30, 2026.

June 30, 2026
	Fair Value	Valuation Approach	Unobservable Inputs (1)	Range	Weighted Average(3)
Unitranche Debt	$392,483,136	Analysis of trend in leverage	Maturity Modified Market Yield(2)	4.82% - 8.40%	7.20%
Unitranche Debt	11,057,757	Total Enterprise Value	EBITDA Multiple	9.00x	9.00x
Unitranche Debt	142,460,568	Matrix Pricing	Senior Leverage	2.71x - 7.75x	5.58x
			Total Leverage	2.71x - 8.24x	5.68x
			Interest Coverage	1.39x - 4.14x	1.89x
			Debt Service Coverage	1.14x - 2.32x	1.50x
			TEV Coverage	1.54x - 4.27x	2.27x
			Liquidity	81.66% - 201.58%	130.00%
			Spread Comparison	425bps - 600bps	505bps
First Lien Debt	118,653,118	Analysis of trend in leverage	Maturity Modified Market Yield(2)	5.16% - 9.66%	6.85%
First Lien Debt	17,263,099	Total Enterprise Value	EBITDA Multiple	1.45x - 9.50x	8.43	x
First Lien Debt	199,154,167	Matrix Pricing	Senior Leverage	0.92x - 6.52x	4.29x
			Total Leverage	1.00x - 9.68x	4.67x
			Interest Coverage	1.34x - 4.93x	2.33x
			Debt Service Coverage	1.06x - 3.83x	1.83x
			TEV Coverage	1.63x - 11.99x	3.11x
			Liquidity	23.43% - 639.06%	146.80%
			Spread Comparison	325bps - 575bps	478bps
Equity and Preferred Shares	59,984,365	Total Enterprise Value	EBITDA Multiple	1.45x - 19.00x	13.67x
	$941,056,210

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2026

(unaudited)

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

The table does not include $39,820,992 of other investments, which are valued at the purchase price.

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

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2026

(unaudited)

The following tables provide the changes in fair value, broken out by security type, during the three and six months ended June 30, 2026 and 2025 for all investments for which the Fund determines fair value using unobservable (Level 3) factors.

Three Months Ended June 30, 2026	Unitranche Debt	First Lien Debt	Equity and Preferred Shares	Total
Fair Value as of March 31, 2026	$563,475,956	$283,064,225	$59,293,078	$905,833,259
Transfers into Level 3	38,511,059	28,698,757	—	67,209,816
Transfers out of Level 3	(15,097,875)	(13,033,543)	—	(28,131,418)
Reclassification of investment types(d)	(24,659,310)	24,659,310	—	—
Net realized gain (loss)(a)	5,656	(10,991)	2,291	(3,044)
Net unrealized (depreciation) appreciation(b)	(1,106,801)	(2,961,865)	652,220	(3,416,446)
New investments, repayments and settlements:(c)
Purchase of investments	26,748,850	36,071,871	746,566	63,567,287
Proceeds from disposition and repayments of investments	(17,951,842)	(6,764,460)	(2,291)	(24,718,593)
Net amortization of premiums, PIK, discounts and fees	231,031	305,310	—	536,341
Fair Value as of June 30, 2026	$570,156,724	$350,028,614	$60,691,864	$980,877,202

(a)
Included in net realized gain on the accompanying Consolidated Statements of Operations for the three months ended June 30, 2026.
(b)
Included in net change in unrealized depreciation on the accompanying Consolidated Statements of Operations for the three months ended June 30, 2026.
(c)
Included increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the cost basis of investments resulting from principal repayments or sales, amortization of premiums and acquisition costs and other cost-basis adjustments.
(d)
As part of an enhancement to the Adviser's investment classification policy, certain portfolio company investments were reclassified during the year based on refined criteria used to evaluate investment type.

Six Months Ended June 30, 2026	Unitranche Debt	First Lien Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2025	$567,732,131	$230,306,745	$5,141,793	$60,514,937	$863,695,606
Transfers into Level 3	17,688,188	43,222,548	—	—	60,910,736
Transfers out of Level 3	(15,097,875)	(10,428,550)	—	—	(25,526,425)
Reclassification of investment types(d)	(35,873,259)	41,015,052	(5,141,793)	—	—
Net realized gain(a)	9,772	48,313	—	2,291	60,376
Net unrealized (depreciation) appreciation(b)	(798,367)	(9,010,149)	—	(906,230)	(10,714,746)
New investments, repayments and settlements:(c)
Purchase of investments	70,412,844	86,009,387	—	1,083,157	157,505,388
Proceeds from disposition and repayments of investments	(34,431,241)	(31,669,292)	—	(2,291)	(66,102,824)
Net amortization of premiums, PIK, discounts and fees	514,531	534,560	—	—	1,049,091
Fair Value as of June 30, 2026	$570,156,724	$350,028,614	$—	$60,691,864	$980,877,202

(a)
Included in net realized gain on the accompanying Consolidated Statements of Operations for the six months ended June 30, 2026.
(b)
Included in net change in unrealized depreciation on the accompanying Consolidated Statements of Operations for the six months ended June 30, 2026.
(c)
Included increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the cost basis of investments resulting from principal repayments or sales, amortization of premiums and acquisition costs and other cost-basis adjustments.
(d)
As part of an enhancement to the Adviser's investment classification policy, certain portfolio company investments were reclassified during the year based on refined criteria used to evaluate investment type.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2026

(unaudited)

Three Months Ended June 30, 2025	Unitranche Debt	First Lien Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of March 31, 2025	$463,137,492	$86,472,312	$—	$48,608,568	$598,218,372
Reclassification of investment types(d)	—	(7,706,568)	5,718,231	1,988,337	—
Net realized gain(a)	30,837	(125)	—	—	30,712
Net unrealized (depreciation) appreciation(b)	(5,560,648)	1,003,934	(607,539)	784,035	(4,380,218)
New investments, repayments and settlements:(c)
Purchase of investments	52,966,481	18,199,381	754,994	40,600	71,961,456
Proceeds from disposition and repayments of investments	(15,318,987)	(2,940,700)	(285,983)	—	(18,545,670)
Net amortization of premiums, PIK, discounts and fees	115,253	343,731	141,671	—	600,655
Fair Value as of June 30, 2025	$495,370,428	$95,371,965	$5,721,374	$51,421,540	$647,885,307

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
(d)
As part of an enhancement to the Adviser's investment classification policy, certain portfolio company investments were reclassified during the year based on refined criteria used to evaluate investment type.

Six Months Ended June 30, 2025	Unitranche Debt	First Lien Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2024	$487,531,141	$112,846,004	$—	$50,597,621	$650,974,766
Reclassification of investment types(d)	—	(7,706,568)	5,718,231	1,988,337	—
Net realized gain (loss)(a)	24,142	1,284	—	861,781	887,207
Net unrealized (depreciation) appreciation(b)	(9,320,355)	(357,373)	(607,539)	2,159,358	(8,125,909)
New investments, repayments and settlements:(c)
Purchase of investments	73,232,427	23,693,122	754,994	140,482	97,821,025
Proceeds from disposition and repayments of investments	(56,368,885)	(34,038,136)	(285,983)	(4,326,039)	(95,019,043)
Net amortization of premiums, PIK, discounts and fees	271,958	933,632	141,671	—	1,347,261
Fair Value as of June 30, 2025	$495,370,428	$95,371,965	$5,721,374	$51,421,540	$647,885,307

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
(a)
As part of an enhancement to the Adviser's investment classification policy, certain portfolio company investments were reclassified during the year based on refined criteria used to evaluate investment type.

During the three months ended June 30, 2026, $67,209,816 and $28,131,418 transferred into and out of Level 3, respectively, due to a decrease or increase in observable price inputs in the market for these securities and a corresponding need to utilize unobservable inputs. During the six months ended June 30, 2026, $60,910,736 and $25,526,425 transferred into and out of Level 3, respectively, due to a decrease or increase in observable price inputs in the market for these securities and a corresponding need to utilize unobservable inputs. Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. Transfers into Level 3 represent situations when the valuation designee believes there is not sufficient market activity to support using a market quote to support fair value. Transfers out of Level 3 represent situations when the valuation designee believes there is sufficient market activity to support using a market quote to support fair value.

There were no Level 3 transfers during the three and six months ended June 30, 2025.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2026

(unaudited)

The change in unrealized value attributable to investments still held at June 30, 2026 and 2025 was $(10,853,060) and $(6,931,954), respectively.

The following tables outline the Fund’s investments by security type as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Unitranche Debt	$588,282,284	51.69%	$581,148,051	51.55%
First Lien Debt	500,945,245	44.01%	485,665,741	43.07%
Equity and Preferred Shares	48,963,466	4.30%	60,691,864	5.38%
Total Investments	$1,138,190,995	100.00%	$1,127,505,656	100.00%

	December 31, 2025
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Unitranche Debt	$599,376,770	63.11%	$589,052,937	62.02%
First Lien Debt	295,418,678	31.11%	295,114,774	31.07%
Second Lien Debt	6,980,953	0.74%	5,141,793	0.54%
Equity and Preferred Shares	47,880,319	5.04%	60,514,937	6.37%
Total Investments	$949,656,720	100.00%	$949,824,441	100.00%

Investments at fair value were included in the following geographic regions of the United States as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$277,166,097	24.6%	$250,549,018	26.4%
Midwest	191,282,545	17.0%	158,701,692	16.7%
Southwest	170,031,870	15.1%	101,377,719	10.7%
Southeast	166,178,875	14.7%	113,616,930	11.9%
East	120,810,491	10.7%	113,622,924	12.0%
West	93,977,669	8.3%	121,931,251	12.8%
Canada(1)	36,638,096	3.2%	23,798,881	2.5%
Northwest	35,999,230	3.2%	36,002,045	3.8%
South	29,810,783	2.7%	30,223,981	3.2%
United Kingdom(2)	5,610,000	0.5%	—	0.0%
Total Investments	$1,127,505,656	100.0%	$949,824,441	100.0%
(1)
The company headquarters for Allyant, Klick Health and PayByPhone are located in Canada.
(2)
The company headquarters for Forged Solutions is located in the United Kingdom.

The geographic region indicates the location of the headquarters of the Fund’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2026

(unaudited)

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Fund’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2026:

For the Fiscal Years Ending December 31	Amount
2027	$79,050,494
2028	149,181,769
2029	126,000,982
2030	215,300,001
2031	216,678,536
Thereafter	319,042,227
Total contractual repayments	$1,105,254,009
Adjustment to cost basis on debt investments (a)	(16,026,480)
Total Cost Basis of Debt Investments Held at June 30, 2026:	$1,089,227,529

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

For the three and six months ended June 30, 2026, the Fund recorded Management Fees of $1,773,945 and $3,385,733, respectively, and waivers to the Management Fees of $0 and $0, respectively, as set forth within the accompanying Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Fund recorded Management Fees of $1,064,102 and $2,133,068, respectively, and waivers to the Management Fees of $59,390 and $973,233, respectively, as set forth within the

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2026

(unaudited)

accompanying Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, Management Fees payable was $1,773,945 and $1,392,622, respectively, and is included in Payable to Adviser on the Consolidated Statements of Assets and Liabilities.

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

June 30, 2026

(unaudited)

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

For the three and six months ended June 30, 2026, the Fund recorded incentive fees related to net investment income of $1,380,031 and $2,633,793, respectively. For the three and six months ended June 30, 2025, the Fund recorded incentive fees related to net investment income of $817,305 and $817,305, respectively. No incentive fees related to capital gains were incurred during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, Incentive Fees payable was $1,380,030 and $1,205,739, respectively, and is included in Incentive fee payable on the Consolidated Statements of Assets and Liabilities.

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

For the three and six months ended June 30, 2026 and 2025, the Adviser elected to not charge administration fees of up to 0.20% of the net asset value of the Fund.

Prior to conversion to a BDC, the limited partners of the Partnership (the “Limited Partners”) were subject to a quarterly administration fee of 0.025% of the average aggregate asset value of the Partnership for administration services. The calculation for any period other than a full calendar year was adjusted on a pro-rata basis according to the actual number of days in such period. In accordance with the agreement of the Partnership, the Fund accrued administrative fees of $0 and $0, respectively, for the three and six months ended June 30, 2026, as set forth within the accompanying Consolidated Statements of Operations. In accordance with the agreement of the Partnership, the Fund accrued administrative fees of $16,555 and $185,996, respectively, for the three and six months ended June 30, 2025, as set forth within the accompanying Consolidated Statements of Operations.

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

June 30, 2026

(unaudited)

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

June 30, 2026

(unaudited)

Note 5. Net Increase in Net Assets Resulting from Operations Per Share

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Fund’s limited liability company interests, par value $0.001 per share (the “Shares”), for the three and six months ended June 30, 2026 and for the period April 10, 2025 (date of Conversion) through June 30, 2025:

	Six Months Ended June 30, 2026	For the period April 10, 2025 through June 30, 2025 (a)
Numerator for basic and diluted net increase in net assets resulting from operations per Share	$7,539,624	$559,847
Denominator for basic and diluted weighted average Shares	21,845,343	9,177,822
Basic and diluted net increase in net assets resulting from operations per Share	$0.34	$0.06

(a) Prior to April 10, 2025 (date of Conversion), the Partnership sold non-unitized limited partnership interests and neither the Fund, a Delaware limited liability company, nor the Shares were in existence. As a result, there is no comparable data for the three and sixth months ended June 30, 2025.

(

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

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. As of June 30, 2026 and December 31, 2025, the Fund did not have any unrecognized tax benefits in the consolidated financial statements; nor is the Fund aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

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

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2026

(unaudited)

As of June 30, 2026, the Fund’s consolidated subsidiary, APCF Equity, LLC has a deferred tax liability of $1,131,332 due to net unrealized gains as presented on the Consolidated Statements of Assets and Liabilities. As of December 31, 2025, the Fund’s consolidated subsidiary, APCF Equity, LLC has a deferred tax liability of $1,017,037 due to net unrealized gains as presented on the Consolidated Statements of Assets and Liabilities. The deferred tax asset valuation allowance, if applicable, has been determined pursuant to the provisions of ASC Topic 740, including the Fund’s estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more-likely-than-not be realized. During the three and six months ended June 30, 2026, no tax expenses and no interest and penalties were incurred.

Note 7. Equity

Since April 10, 2025, the Fund had the authority to issue an unlimited number of Shares. A shareholder shall have no liability in excess of its obligation to pay the purchase price for its Shares. For the period from April 10, 2025 (date of Conversion) through June 30, 2026, Share transaction activity is as follows:

	For the period from April 10, 2025 (date of Conversion) through June 30, 2026
Shares Issuance Date	Number of Shares	Aggregate Offering Proceeds
April 10, 2025 - initial conversion to unitized LLC	13,601,380	$340,034,511
June 12, 2025 - contributions during the period	1,385,809	35,000,000
August 1, 2025 - contributions during the period	893,212	22,500,000
September 1, 2025 - contributions during the period	768,927	19,500,000
November 3, 2025 - contributions during the period	1,265,416	31,500,000
December 1, 2025 - contributions during the period	519,232	13,000,000
January 2, 2026 - contributions during the period	2,015,084	50,500,000
February 1, 2026 - contributions during the period	456,132	11,500,000
April 1, 2026 - contributions during the period	2,025,357	50,000,000
Net increases	22,930,549	$573,534,511

The number of Shares issued and outstanding as of June 30, 2026 and December 31, 2025, were 22,930,549 and 18,433,976, respectively.

Investor Commitments

The following table summarizes the total capital commitments and unfunded capital commitments of Shares as of June 30, 2026 and December 31, 2025:

As of June 30, 2026		As of December 31, 2025
Capital Commitments	Unfunded Capital Commitments (1)	Capital Commitments	Unfunded Capital Commitments
$644,176,768	$84,391,869	$632,176,768	$184,391,869
(1)
Limited Partners that had uncalled capital prior to the Conversion may have their unfunded capital commitments called, alongside monthly subscriptions or intra-month, during the 18-months following the Conversion. As of June 30, 2026, the unfunded capital commitments that may be called from these partners totaled $84,391,869.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2026

(unaudited)

The following tables detail the activity of Shareholders’ Equity for the three and six months ended June 30, 2026 and 2025:

Three Months Ended June 30, 2026	Partners' Capital	Shares at Par Value	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Shareholders' Equity
Balance as of March 31, 2026	$—	$20,905	$522,915,285	$(6,840,138)	$516,096,052
Net investment income	—	—	—	9,660,214	9,660,214
Net realized loss from investment transactions	—	—	—	(5,243)	(5,243)
Net change in unrealized depreciation on investments	—	—	—	(2,924,721)	(2,924,721)
Net change in deferred income tax	—	—	—	(98,911)	(98,911)
Issuance of Shares	—	2,026	49,997,974	—	50,000,000
Distribution to Shareholders	—	—	—	(9,630,831)	(9,630,831)
Balance as of June 30, 2026	$—	$22,931	$572,913,259	$(9,839,630)	$563,096,560

Six Months Ended June 30, 2026	Partners' Capital	Shares at Par Value	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Shareholders' Equity
Balance as of December 31, 2025	$—	$18,434	$460,917,756	$1,031,757	$461,967,947
Net investment income	—	—	—	18,436,551	18,436,551
Net realized gain from investment transactions	—	—	—	70,720	70,720
Net change in unrealized depreciation on investments	—	—	—	(10,853,352)	(10,853,352)
Net change in deferred income tax	—	—	—	(114,295)	(114,295)
Issuance of Shares	—	4,497	111,995,503	—	112,000,000
Distribution to Shareholders	—	—	—	(18,411,011)	(18,411,011)
Balance as of June 30, 2026	$—	$22,931	$572,913,259	$(9,839,630)	$563,096,560

Three Months Ended June 30, 2025	Partners' Capital	Shares at Par Value	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Shareholders' Equity
Balance as of March 31, 2025	$339,102,930	$—	$—	$—	$339,102,930
Conversion to unitized LLC	(340,034,511)	13,601	340,020,910	—	—
Net investment income	931,581	—	—	5,721,130	6,652,711
Net realized gain from investment transactions	—	—	—	29,803	29,803
Net change in unrealized depreciation on investments	—	—	—	(4,372,749)	(4,372,749)
Net change in deferred income tax	—	—	—	(818,338)	(818,338)
Issuance of Shares	—	1,386	34,998,614	—	35,000,000
Balance as of June 30, 2025	$—	$14,987	$375,019,524	$559,846	$375,594,357

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2026

(unaudited)

Six Months Ended June 30, 2025	Partners' Capital	Shares at Par Value	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Shareholders' Equity
Balance as of December 31, 2024	$340,294,184	$—	$—	$—	$340,294,184
Conversion to unitized LLC	(340,034,511)	13,601	340,020,910	—	—
Net investment income	(259,673)	—	—	16,150,288	15,890,615
Net realized gain from investment transactions	—	—	—	883,173	883,173
Net change in unrealized depreciation on investments	—	—	—	(8,118,432)	(8,118,432)
Net change in deferred income tax	—	—	—	(818,338)	(818,338)
Issuance of Shares	—	1,386	34,998,614	—	35,000,000
Distribution to Shareholders	—	—	—	(7,536,845)	(7,536,845)
Balance as of June 30, 2025	$—	$14,987	$375,019,524	$559,846	$375,594,357

Note 8. Commitments and Contingencies

Expense Support and Conditional Reimbursement

The Fund and the Adviser have entered into a Reimbursement Agreement. The Fund may be obligated to make a Reimbursement Payment to the Adviser for such expenses. As of June 30, 2026, the Fund did not have an obligation to repay expense support to the Adviser and did not record a liability on the Consolidated Statements of Assets and Liabilities. Refer to Note 4 — Related Party Transactions for more information on the Reimbursement Agreement.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s Inception:

For the Period Ended	Expense Payments by the Adviser	Reimbursement Payments to the Adviser	Cumulative Unreimbursed Expenses
December 31, 2024	$2,439,409	$(406,568)	$2,032,841
March 31, 2025	—	—	2,032,841
June 30, 2025	2,429,382	—	4,462,223
September 30, 2025	378,636	(537,873)	4,302,986
December 31, 2025	131,290	—	4,434,276
March 31, 2026	—	(400,000)	4,034,276
June 30, 2026	—	(193,121)	3,841,155
Total	$5,378,717	$(1,537,562)	$3,841,155

During the three and six months ended June 30, 2026, the Fund did not incur expenses related to the Reimbursement Agreement. During the three and six months ended June 30, 2025, the Fund incurred expenses of $2,429,382 related to the Reimbursement Agreement, all of which was paid by the Adviser and which may be reimbursed by the Fund at a later date and is in the accompany Consolidated Statements of Operations.

Borrowings Under Leverage Facility

On October 10, 2024, the SPV entered into a Loan and Servicing Agreement (“LSA”) with Wells Fargo Bank, National Association (the “Leverage Facility”). The LSA allows for an advance of up to $500,000,000 for loans acquired by the SPV. On September 30, 2025, the SPV executed an amendment to allow for an advance of up to $600,000,000. The Leverage Facility had a maturity date of October 10, 2029 and accrued interest at SOFR plus 2.15% through September 30, 2025. On September 30, 2025, the maturity date was extended to September 30, 2030 and the margin was decreased to SOFR plus 2.00%. On January 22, 2026 the Fund amended the Leverage Facility LSA, which extended the maturity date to January 22, 2031, decreased the margin to SOFR plus 1.90% and allows for an advance of up to $800,000,000. The average rate for the outstanding loans as of June 30, 2026 and December 31,

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2026

(unaudited)

2025 was 5.55% and 6.37%, respectively, and weighted average outstanding balance for the periods was $510,259,197 and $355,056,744, respectively. As of June 30, 2026 and December 31, 2025, the Fund had $546,865,537 and $489,741,436 outstanding on its Leverage Facility, net of deferred financing costs, which totaled $6,280,800 and $4,562,245, respectively. The Fund incurred interest expense and unused commitment fees of $7,872,161 and $14,920,439 during the three and six months ended June 30, 2026, respectively. The Fund incurred interest expense and unused commitment fees of $5,474,702 and $11,072,135 during the three and six months ended June 30, 2025, respectively.

Borrowings Under Credit Facility

On April 10, 2026, the Fund entered into a senior secured credit facility (the “Credit Facility”) pursuant to a Senior Secured Credit Agreement (the “Credit Facility Agreement”), with JPMorgan Chase Bank, N.A. The initial principal amount of the Credit Facility is $275,000,000, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, with the ability to increase the total facility amount up to $412,500,000. The Credit Facility includes a $50,000,000 limit for swingline loans. Advances under the Credit Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 1.75% or 1.875% plus the Adjusted Term SOFR Rate in the case of any loan other than an Alternate Base Rate (“ABR”) Loan, and 0.75% or 0.875% plus an ABR in the case of any ABR Loan, in each case, depending on the Fund’s rate option election and borrowing base (as of the most recently delivered borrowing base certificate delivered under the Credit Facility Agreement). Advances under the Credit Facility drawn in currencies other than U.S. dollars will initially bear interest at a per annum rate equal to 1.75% or 1.875%, in each case depending on the Fund’s borrowing base (as of the most recently delivered borrowing base certificate delivered under the Credit Facility Agreement), plus any applicable credit spread adjustment, plus certain local rates consistent with market standards, each as specified in the Credit Facility Agreement. The Fund will also pay a fee of 0.375% per annum on daily undrawn amounts under the Credit Facility. The availability period of the revolving commitments under the Credit Facility will terminate on April 10, 2030 (the “Commitment Termination Date”) and the Credit Facility will mature on April 10, 2031 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Fund will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances. The average rate for the outstanding loans as of June 30, 2026 was 6.46% and weighted average outstanding balance for the period was $10,394,874. As of June 30, 2026, the Fund had $18,477,641 outstanding on its Credit Facility, net of deferred financing costs, which totaled $3,310,440. The Fund incurred interest expense and unused commitment fees of $278,622 and $278,622 during the three and six months ended June 30, 2026, respectively.

At June 30, 2026 and December 31, 2025, the carrying amount of the Fund’s secured borrowings approximated their fair value. The fair values of the Fund’s debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Fund’s borrowings is estimated based upon market interest rates for the Fund’s own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2026 Fund’s borrowings would be deemed to be Level 3, as defined in Note 3 — Investments.

Short-Term Borrowings

From time to time, the Fund finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Fund enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Consolidated Statements of Assets and Liabilities. The Fund uses repurchase agreements as a short-term financing alternative. As of June 30, 2026 and December 31, 2025, the Fund had no short-term borrowings outstanding. For the three and six months ended June 30, 2026, there was no interest expense in connection with short-term borrowing. The Fund incurred interest expense and unused commitment fees of $14,767 and $166,372 during the three and six months ended June 30, 2025, respectively.

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

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2026

(unaudited)

Investment Commitments

The following table summarizes the Fund's significant contractual payment obligations as of June 30, 2026 and December 31, 2025:

Investment	Investment Type	Index	Spread	Interest Rate	Maturity	Industry	June 30, 2026	December 31, 2025
VC3	Unitranche DDTL	S+	5.00%	8.73%	3/12/2029	IT Services	$15,000,000	$15,000,000
Southeast Lineman Training Center	1st Lien DDTL	S+	5.00%	8.73%	1/3/2030	Diversified Consumer Services	10,000,000	10,000,000
HeartLand	1st Lien DDTL	S+	4.75%	8.48%	12/12/2029	Commercial Services & Supplies	6,092,432	6,092,431
TechData	1st Lien Term Loan	S+	5.00%	8.73%	7/1/2032	Life Sciences Tools & Services	6,051,725	—
Radwell	Unitranche DDTL	S+	4.75%	8.48%	4/1/2030	Trading Companies & Distributors	5,828,571	—
HR Green	1st Lien DDTL	S+	5.25%	8.98%	1/28/2030	Construction & Engineering	5,577,515	2,788,758
Proceed	Unitranche Revolver	S+	4.50%	8.18%	12/31/2049	Professional Services	5,000,000	—
Kept	1st Lien DDTL	S+	5.00%	8.73%	4/30/2029	Commercial Services & Supplies	4,730,632	—
Klick Health	Unitranche DDTL	S+	5.00%	8.73%	11/5/2032	Media	4,080,000	—
EPIC Insurance 2021	Unitranche DDTL	S+	4.50%	8.23%	9/29/2028	Insurance	4,000,000	—
Specialized Dental	1st Lien DDTL	S+	4.50%	8.23%	11/1/2028	Health Care Providers & Services	3,644,860	3,644,860
EIS	1st Lien DDTL	S+	4.50%	8.23%	11/5/2031	Trading Companies & Distributors	3,500,000	—
AIS Healthcare	1st Lien DDTL	S+	5.00%	8.73%	6/4/2032	Health Care Providers & Services	3,495,146	—
Prime Pensions	Unitranche DDTL	S+	4.75%	8.48%	2/26/2030	Professional Services	3,444,911	3,444,911
Lighthouse	Unitranche Revolver	S+	4.75%	8.48%	12/31/2029	Professional Services	3,440,538	3,440,538
Vessco Water	Unitranche DDTL	S+	4.50%	8.23%	7/24/2031	Water Utilities	3,158,722	3,158,722
Med Tech Solutions	Unitranche DDTL	S+	5.25%	8.98%	6/3/2032	IT Services	3,073,074	3,073,074
Argano	1st Lien DDTL	S+	5.50%	9.23%	9/13/2029	Internet Software & Services	3,027,327	5,000,000
SavATree	Unitranche DDTL	S+	5.00%	8.73%	6/6/2031	Commercial Services & Supplies	2,805,600	3,000,000
Allworth Financial	Unitranche DDTL	S+	5.00%	8.73%	6/30/2033	Capital Markets	2,768,740	—
Alcresta	1st Lien DDTL	S+	5.25%	8.98%	3/12/2031	Health Care Equipment & Supplies	2,753,588	4,457,239
Kalkomey	Unitranche Revolver	S+	5.00%	8.73%	6/18/2031	Diversified Consumer Services	2,748,599	2,748,599
PayByPhone	Unitranche DDTL	S+	4.75%	8.48%	3/31/2033	Software	2,666,667	—
Allyant	Unitranche Revolver	S+	6.00%	9.73%	10/30/2026	Software	2,576,812	2,576,812
Ascend Partner Services	1st Lien DDTL	S+	4.50%	8.23%	8/11/2031	Financial Services	2,569,143	4,774,857
MB2 Dental Solutions	Unitranche DDTL	S+	5.50%	9.23%	2/13/2031	Health Care Providers & Services	2,512,904	—
Summit Spine & Joint Centers	Unitranche DDTL	S+	4.75%	8.48%	3/25/2031	Health Care Providers & Services	2,499,627	3,787,313
Dane Street	1st Lien DDTL	S+	4.50%	8.23%	3/28/2033	Health Care Providers & Services	2,430,000	—
Foundation Source	1st Lien Revolver	S+	5.00%	8.73%	9/6/2029	Professional Services	2,405,025	2,319,131
Aprio	1st Lien DDTL	S+	4.75%	8.48%	8/1/2031	Financial Services	2,331,710	2,500,000
Cherry Bekaert	Unitranche Revolver	S+	4.75%	8.48%	6/28/2030	Professional Services	2,331,260	2,331,260
TechData	1st Lien DDTL	S+	5.00%	8.73%	6/23/2032	Life Sciences Tools & Services	2,327,586	—
Frazier & Deeter	1st Lien DDTL	S+	4.50%	8.23%	5/3/2032	Financial Services	2,205,000	—
USMed-Equip	Unitranche Revolver	S+	5.75%	9.48%	5/24/2029	Health Care Equipment & Supplies	2,148,687	2,335,530
Beacon Communications	1st Lien DDTL	S+	4.75%	8.48%	4/2/2032	Commercial Services & Supplies	2,083,333	—
TRG Solutions	Unitranche DDTL	S+	4.50%	8.23%	1/5/2032	Electronic Equipment, Instruments & Components	2,064,000	—
Proceed	Unitranche DDTL	S+	4.50%	8.23%	3/31/2032	Professional Services	1,958,333	—
Taymax Group	1st Lien Revolver	S+	5.18%	8.92%	7/30/2027	Hotels, Restaurants & Leisure	1,958,044	1,664,338
SIAA (Alliance Holdings)	Unitranche Revolver	S+	4.75%	8.48%	4/30/2030	Insurance	1,908,750	1,908,750
Eagle Fire	1st Lien DDTL	S+	4.25%	7.98%	7/15/2032	Commercial Services & Supplies	1,908,491	2,204,644
Clearway Pain Solutions	1st Lien DDTL	S+	5.50%	9.23%	8/30/2030	Health Care Providers & Services	1,897,536	2,041,536
GRVTY	1st Lien DDTL	S+	4.75%	8.48%	5/28/2033	Aerospace & Defense	1,896,552	—
Magna Legal Services	1st Lien Revolver	S+	4.50%	8.23%	11/22/2028	Professional Services	1,859,558	—
O6 Environmental	1st Lien DDTL	S+	4.50%	8.23%	8/5/2032	Commercial Services & Supplies	1,854,756	1,854,756
Centre Technologies	1st Lien DDTL	S+	4.75%	8.48%	6/22/2033	IT Services	1,843,750	—
Apex Service Partners	1st Lien DDTL	S+	4.75%	8.48%	10/24/2030	Trading Companies & Distributors	1,840,909	3,000,000
Super-Sod	1st Lien DDTL	S+	4.75%	8.48%	3/10/2032	Diversified Consumer Services	1,818,182	—
PKWARE	Unitranche Revolver	S+	4.50%	8.23%	6/3/2030	Software	1,807,229	1,807,229
Power Digital	Unitranche Revolver	S+	4.75%	8.48%	3/11/2030	Internet Software & Services	1,802,539	1,597,705
80/20	Unitranche DDTL	S+	4.50%	8.23%	12/13/2032	Machinery	1,714,286	1,714,286
FMG Suite	Unitranche DDTL	S+	4.50%	8.23%	9/9/2032	Software	1,698,113	1,698,113
Scruggs Company	1st Lien DDTL	S+	5.00%	8.73%	4/23/2032	Water Utilities	1,685,393	—
PayByPhone	Unitranche Revolver	S+	4.75%	8.48%	3/31/2033	Software	1,666,667	—
Summit Spine & Joint Centers	Unitranche Revolver	S+	4.75%	8.48%	3/25/2031	Health Care Providers & Services	1,628,545	1,780,037
Voeller Mixers	1st Lien DDTL	S+	4.75%	8.48%	11/25/2032	Machinery	1,627,907	1,627,907
O6 Environmental	1st Lien Revolver	S+	4.50%	8.23%	8/5/2032	Commercial Services & Supplies	1,622,911	1,622,911

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2026

(unaudited)

Investment	Investment Type	Index	Spread	Interest Rate	Maturity	Industry	June 30, 2026	December 31, 2025
Ned Stevens	Unitranche Revolver	S+	5.00%	8.73%	11/1/2029	Commercial Services & Supplies	$1,538,560	$1,538,560
Avalon	1st Lien Revolver	S+	4.50%	8.23%	12/31/2031	Health Care Technology	1,500,000	1,500,000
Clearway Pain Solutions	1st Lien Revolver	S+	5.50%	9.23%	8/30/2030	Health Care Providers & Services	1,457,398	1,457,398
Super-Sod	1st Lien Revolver	S+	4.75%	8.48%	3/10/2032	Diversified Consumer Services	1,454,545	—
Riccobene Associates Family Dentistry	1st Lien DDTL	S+	4.75%	8.48%	10/31/2030	Health Care Providers & Services	1,449,256	1,977,808
Lindsay Precast	1st Lien DDTL	S+	4.75%	8.48%	12/16/2032	Construction & Engineering	1,448,276	—
Steward Partners	1st Lien Revolver	S+	4.75%	8.48%	10/14/2028	Capital Markets	1,388,889	1,388,889
TRG Solutions	Unitranche Revolver	S+	4.50%	8.23%	1/5/2032	Electronic Equipment, Instruments & Components	1,380,000	—
TryStar	1st Lien Revolver	S+	4.25%	7.98%	8/6/2031	Electrical Equipment	1,333,333	—
Lindsay Precast	1st Lien Revolver	S+	4.75%	8.48%	12/16/2032	Construction & Engineering	1,327,586	—
SavATree	Unitranche Revolver	S+	5.00%	8.73%	6/6/2031	Commercial Services & Supplies	1,291,436	1,434,928
Modern Wealth	1st Lien DDTL	S+	5.25%	8.98%	8/27/2032	Capital Markets	1,283,333	—
Avita Pharmacy	Unitranche Revolver	S+	5.00%	8.73%	8/6/2030	Consumer Staples Distribution & Retail	1,269,231	1,269,231
SupplyHouse	1st Lien Revolver	S+	4.00%	7.73%	7/1/2032	Trading Companies & Distributors	1,250,000	1,250,000
AmpliFi	1st Lien Revolver	S+	5.00%	8.73%	4/23/2030	Financial Services	1,202,512	1,202,512
Certified Collision Group	Unitranche Revolver	S+	4.50%	8.23%	12/30/2032	Commercial Services & Supplies	1,195,848	—
Russell Landscape Group	1st Lien DDTL	S+	5.50%	9.23%	4/11/2030	Commercial Services & Supplies	1,188,119	—
Gallo Mechanical	1st Lien DDTL	S+	4.75%	8.48%	8/2/2032	Construction & Engineering	1,172,002	1,172,002
80/20	Unitranche Revolver	S+	4.50%	8.23%	12/13/2032	Machinery	1,142,857	1,142,857
Industrial Electric Manufacturing	1st Lien DDTL	S+	4.75%	8.48%	12/3/2031	Electrical Equipment	1,137,160	1,137,160
AGS Health	Unitranche DDTL	S+	4.50%	8.23%	8/2/2032	Health Care Technology	1,136,400	1,136,400
Dane Street	1st Lien Revolver	S+	4.50%	8.23%	3/28/2033	Health Care Providers & Services	1,125,000	—
USG Water Solutions	1st Lien DDTL	S+	4.75%	8.48%	5/20/2032	Water Utilities	1,120,690	—
APT Healthcare	Unitranche DDTL	S+	4.50%	8.23%	9/30/2031	Health Care Providers & Services	1,111,111	1,111,111
APT Healthcare	Unitranche Revolver	S+	4.50%	8.23%	9/30/2031	Health Care Providers & Services	1,111,111	1,111,111
Levata	1st Lien DDTL	S+	5.00%	8.73%	12/21/2027	Trading Companies & Distributors	1,104,449	1,104,449
Embark	1st Lien DDTL	S+	4.50%	8.23%	9/2/2032	Financial Services	1,080,000	3,600,000
Aqualis	1st Lien DDTL	S+	4.75%	8.48%	4/19/2032	Commercial Services & Supplies	1,063,830	—
Repario	1st Lien DDTL	S+	5.25%	8.98%	6/4/2032	Professional Services	1,050,000	—
Prime Pensions	Unitranche Revolver	S+	4.75%	8.48%	2/26/2030	Professional Services	1,047,086	1,047,086
Modern Wealth	1st Lien DDTL	S+	5.25%	8.98%	8/27/2032	Capital Markets	1,045,000	—
Voeller Mixers	1st Lien Revolver	S+	4.75%	8.48%	11/25/2032	Machinery	1,031,008	1,302,326
Brown & Root	1st Lien Revolver	S+	5.00%	8.73%	10/3/2030	Commercial Services & Supplies	1,029,193	964,286
FMG Suite	Unitranche Revolver	S+	4.50%	8.23%	9/9/2032	Software	1,018,868	1,018,868
BBB Industries	1st Lien DDTL	S+	6.00%	9.73%	7/25/2029	Automobile Components	1,000,000	—
Gallo Mechanical	1st Lien Revolver	S+	4.75%	8.48%	8/2/2032	Construction & Engineering	996,202	1,523,603
Merchant Industry & Valor PayTech	1st Lien DDTL	S+	4.75%	8.48%	9/19/2031	Financial Services	970,654	1,223,671
Dragonfly Health	1st Lien DDTL	S+	4.75%	8.48%	6/30/2033	Health Care Equipment & Supplies	961,538	—
Dragonfly Health	1st Lien Revolver	S+	4.75%	8.48%	6/30/2033	Health Care Equipment & Supplies	961,538	—
GRVTY	1st Lien Revolver	S+	4.75%	8.48%	5/28/2033	Aerospace & Defense	948,276	—
Eagle Fire	1st Lien Revolver	S+	4.25%	7.98%	7/15/2032	Commercial Services & Supplies	942,308	942,308
Allworth Financial	Unitranche Revolver	S+	5.00%	8.73%	6/30/2033	Capital Markets	922,913	—
Med Tech Solutions	Unitranche Revolver	S+	5.25%	8.98%	6/3/2032	IT Services	921,922	921,922
Unison Global	Unitranche DDTL	S+	5.00%	8.73%	9/19/2028	Software	913,146	913,146
AIA Contract Documents	1st Lien Revolver	S+	4.75%	8.48%	7/2/2031	Software	909,092	909,092
Tronair 2025	1st Lien Revolver	S+	3.75%	7.48%	12/22/2032	Aerospace & Defense	900,000	900,000
Embark	1st Lien Revolver	S+	4.50%	8.23%	9/2/2032	Financial Services	900,000	864,000
RailPros	Unitranche DDTL	S+	4.25%	7.98%	5/24/2032	Construction & Engineering	884,211	1,263,158
Riccobene Associates Family Dentistry	1st Lien Revolver	S+	4.75%	8.48%	10/31/2030	Health Care Providers & Services	852,503	852,503
Sequel Ortho (fka OrthoNebraska)	Unitranche Revolver	S+	5.00%	8.73%	7/31/2028	Health Care Providers & Services	850,540	945,045
Forged Solutions	1st Lien Revolver	S+	4.75%	8.48%	2/25/2033	Metals & Mining	833,333	—
Beacon Communications	1st Lien Revolver	S+	4.75%	8.48%	4/2/2032	Commercial Services & Supplies	833,333	—
OB Hospitalist Group 2026	1st Lien Revolver	S+	5.50%	9.23%	1/31/2031	Health Care Providers & Services	826,848	—
Healthcare Linen Services Group	Unitranche Revolver	S+	4.75%	8.48%	2/2/2033	Commercial Services & Supplies	805,970	—
USG Water Solutions	1st Lien Revolver	S+	4.75%	8.48%	5/20/2032	Water Utilities	801,259	—
A1 Garage Door Service	Unitranche Revolver	S+	4.50%	8.23%	12/22/2028	Construction & Engineering	788,740	788,740
Cerity Partners	Unitranche Revolver	S+	4.50%	8.23%	7/28/2031	Capital Markets	765,864	1,237,164
Corestream	1st Lien Revolver	S+	5.00%	8.73%	6/27/2033	Professional Services	751,503	—
AIS Healthcare	1st Lien Revolver	S+	5.00%	8.73%	6/4/2032	Health Care Providers & Services	736,311	—
Accurate Neuromonitoring	Unitranche DDTL	S+	5.50%	9.23%	3/13/2031	Health Care Providers & Services	727,273	—
Apex Companies	1st Lien DDTL	S+	5.00%	8.73%	1/31/2030	Commercial Services & Supplies	726,000	1,000,000
Aptive Environmental	1st Lien Revolver	S+	4.75%	8.48%	10/15/2032	Diversified Consumer Services	716,279	852,713
Denali Water Solutions 2025	1st Lien Revolver	S+	4.75%	8.48%	11/19/2032	Commercial Services & Supplies	682,692	735,577
MDpanel	Unitranche Revolver	S+	6.50%	10.23%	8/2/2029	Health Care Providers & Services	680,354	680,354

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2026

(unaudited)

Investment	Investment Type	Index	Spread	Interest Rate	Maturity	Industry	June 30, 2026	December 31, 2025
Allied Power Group	Unitranche DDTL	S+	5.00%	8.73%	5/16/2030	Energy Equipment & Services	$676,692	$—
Scruggs Company	1st Lien Revolver	S+	5.00%	8.73%	4/23/2032	Water Utilities	674,157	—
PlayPower 2025	Unitranche Revolver	S+	5.50%	9.23%	10/29/2030	Leisure Products	663,077	795,692
RailPros	Unitranche Revolver	S+	4.25%	7.98%	5/24/2032	Construction & Engineering	662,309	662,309
API Technologies 2026	1st Lien DDTL	S+	5.50%	9.23%	6/3/2033	Aerospace & Defense	652,200	—
API Technologies 2026	1st Lien Revolver	S+	5.50%	9.23%	6/3/2033	Aerospace & Defense	652,200	—
Palmdale Oil	Unitranche DDTL	S+	4.75%	8.48%	12/12/2031	Oil, Gas & Consumable Fuels	652,174	652,174
Novvia Group	Unitranche Revolver	S+	5.25%	8.98%	1/31/2031	Containers & Packaging	642,038	731,210
Legacy Service Partners	1st Lien DDTL	S+	4.50%	8.23%	6/17/2032	Construction & Engineering	632,848	659,217
AGS Health	Unitranche DDTL	S+	4.50%	8.23%	8/2/2032	Health Care Technology	625,050	625,050
TechData	1st Lien Revolver	S+	5.00%	8.73%	7/1/2032	Life Sciences Tools & Services	620,690	—
Cornerstone Caregiving	1st Lien Revolver	S+	4.75%	8.48%	4/1/2032	Health Care Providers & Services	615,385	—
Specialized Dental	1st Lien Revolver	S+	4.50%	8.23%	11/1/2028	Health Care Providers & Services	607,477	607,477
GoldenSource	Unitranche Revolver	S+	5.00%	8.73%	5/12/2028	IT Services	602,498	602,498
Vessco Water	Unitranche Revolver	S+	4.50%	8.23%	7/24/2031	Water Utilities	592,308	592,308
Allied Power Group	Unitranche Revolver	S+	5.00%	8.73%	5/16/2030	Energy Equipment & Services	576,405	1,200,844
Encore	1st Lien Revolver	S+	5.00%	8.73%	12/5/2029	Media	556,640	—
Leaf Home	1st Lien Revolver	S+	5.25%	8.98%	9/4/2031	Building Products	555,000	660,000
HeartLand	1st Lien Revolver	S+	4.75%	8.48%	12/12/2029	Commercial Services & Supplies	548,460	863,533
VaxCare	Unitranche Revolver	S+	4.50%	8.23%	6/17/2032	Health Care Technology	540,000	666,667
Industrial Service Group	Unitranche Revolver	S+	5.75%	9.48%	12/7/2028	Commercial Services & Supplies	517,260	596,839
Precision Concepts	Unitranche Revolver	S+	4.75%	8.48%	8/2/2032	Containers & Packaging	510,001	564,714
Centre Technologies	1st Lien Revolver	S+	4.75%	8.48%	6/22/2033	IT Services	468,750	—
Mitratech	Unitranche DDTL	S+	4.75%	8.48%	12/2/2031	Software	458,716	458,716
RotoCo	1st Lien Revolver	S+	5.50%	9.23%	6/30/2028	Diversified Consumer Services	451,045	451,045
Aptive Environmental	1st Lien DDTL	S+	4.75%	8.48%	10/15/2032	Diversified Consumer Services	426,357	426,357
Tribute Technology	Unitranche Revolver	S+	6.50%	10.23%	10/30/2028	Software	424,232	518,506
Accurate Neuromonitoring	Unitranche Revolver	S+	5.50%	9.23%	3/13/2031	Health Care Providers & Services	412,121	—
Dun & Bradstreet	Unitranche Revolver	S+	5.50%	9.23%	8/26/2032	Internet Software & Services	410,000	500,000
Merchant Industry & Valor PayTech	1st Lien Revolver	S+	4.75%	8.48%	9/19/2031	Financial Services	399,375	252,938
AGS Health	Unitranche Revolver	S+	4.50%	8.23%	8/2/2032	Health Care Technology	397,800	397,800
Russell Landscape Group	1st Lien Revolver	S+	5.50%	9.23%	4/11/2030	Commercial Services & Supplies	389,371	282,401
Kept	1st Lien Revolver	S+	5.25%	8.98%	4/30/2029	Commercial Services & Supplies	381,818	—
Trace3 2025	Unitranche DDTL	S+	4.00%	7.73%	10/29/2032	IT Services	380,952	380,952
Mitratech	Unitranche Revolver	S+	4.75%	8.48%	12/2/2031	Software	366,972	366,972
Alcresta	Unitranche Revolver	S+	5.25%	8.98%	3/12/2031	Health Care Equipment & Supplies	344,323	419,176
Aqualis	1st Lien Revolver	S+	4.75%	8.48%	4/19/2032	Commercial Services & Supplies	319,149	—
Pond	Unitranche Revolver	S+	4.50%	8.23%	12/12/2032	Construction & Engineering	313,158	—
Steward Partners	1st Lien DDTL	S+	5.00%	8.73%	10/14/2028	Capital Markets	300,000	9,716,667
AGS Health	Unitranche Revolver	S+	4.50%	8.23%	8/2/2032	Health Care Technology	227,250	227,250
Proceed	Unitranche Revolver	S+	4.50%	8.23%	3/31/2032	Professional Services	208,333	—
MBC Companies	1st Lien DDTL	S+	3.75%	7.48%	7/7/2028	Food Products	196,822	—
MBC Companies	1st Lien Revolver	S+	3.50%	7.23%	7/7/2028	Food Products	195,599	—
National Trench Safety	Unitranche Revolver	S+	5.50%	9.23%	12/4/2028	Construction & Engineering	154,835	812,883
Capital Consultants Management Corporation	Unitranche DDTL	S+	5.00%	8.73%	11/3/2031	Commercial Services & Supplies	150,451	2,208,451
Healthcare Linen Services Group	Unitranche DDTL	S+	4.75%	8.48%	2/2/2033	Commercial Services & Supplies	142,388	—
R.F. Fager	1st Lien Revolver	S+	5.00%	8.73%	3/4/2030	Trading Companies & Distributors	94,903	294,199
Hilco Vision	1st Lien Revolver	S+	6.00%	9.73%	4/21/2030	Health Care Providers & Services	93,474	251,665
Legacy Service Partners	1st Lien Revolver	S+	4.50%	8.23%	1/9/2029	Construction & Engineering	90,783	90,783
Cumming Group	1st Lien Revolver	S+	4.75%	8.48%	6/16/2033	Construction & Engineering	87,806	—
Prime Electric	Unitranche Revolver	S+	4.00%	7.73%	12/31/2031	Construction & Engineering	45,732	—
R.F. Fager	1st Lien DDTL	S+	5.00%	8.73%	3/4/2030	Trading Companies & Distributors	42,834	501,088
Kalkomey	Unitranche DDTL	S+	5.10%	8.75%	6/18/2031	Diversified Consumer Services	—	3,435,749
Magna Legal Services	Unitranche Revolver	S+	4.50%	8.18%	11/22/2028	Professional Services	—	1,859,558
Apex Service Partners	Unitranche DDTL	S+	5.00%	8.73%	10/24/2030	Trading Companies & Distributors	—	1,745,891
Lindsay Precast	1st Lien DDTL	S+	4.75%	8.40%	12/16/2032	Construction & Engineering	—	1,448,276
Certified Collision Group	Unitranche Revolver	S+	4.50%	8.15%	12/30/2032	Commercial Services & Supplies	—	1,353,791
Lindsay Precast	1st Lien Revolver	S+	4.75%	8.40%	12/16/2032	Construction & Engineering	—	1,327,586
Cumming Group	Unitranche Revolver	S+	4.75%	8.43%	11/16/2027	Construction & Engineering	—	1,312,265
Aprio	1st Lien DDTL	S+	4.75%	8.48%	8/1/2031	Financial Services	—	687,753
SavATree	Unitranche DDTL	S+	5.00%	8.68%	6/6/2031	Commercial Services & Supplies	—	549,313
Novvia Group	Unitranche DDTL	S+	5.25%	8.98%	1/31/2032	Containers & Packaging	—	508,280
Innovative XCessories & Services	1st Lien Revolver	S+	5.50%	9.15%	9/5/2029	Automobile Components	—	284,998
Palmdale Oil	Unitranche DDTL	S+	4.75%	8.40%	12/12/2031	Oil, Gas & Consumable Fuels	—	195,653
						Total Unfunded Commitments	$262,117,092	$200,163,719

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2026

(unaudited)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2026 and the period from April 10, 2025 (date of Conversion) through June 30, 2025.

	Six Months Ended June 30, 2026	Period from April 10, 2025 (date of Conversion) through June 30, 2025 (a)
Per Share Data:
Net asset value, beginning of period	$25.06	$25.00
Net investment income(b)	0.84	0.42
Net realized gain on investments and change in unrealized depreciation on investments(b)(c)	(0.50)	(0.36)
Net increase in net assets resulting from operations	0.34	0.06
Distributions declared from net investment income	(0.84)	—
Net asset value at end of period	$24.56	$25.06
Total return(d)(h)	1.36%	0.24%

The following is a schedule of financial highlights for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Shares outstanding at end of period	22,930,549	14,987,190
Statement of Assets and Liabilities Data:
Net assets at end of period	$563,096,560	$375,594,357
Average net assets(e)	$544,333,759	$346,417,404
Ratio/Supplemental Data:
Ratio of net investment income to average net assets - annualized	6.94%	8.25%
Ratio of gross expenses before incentive fees to average net assets - annualized(f)(g)	7.61%	9.84%
Ratio of gross expenses after incentive fees to average net assets - annualized(f)(g)	8.59%	10.32%
Ratio of net expenses to average net assets - annualized(g)	8.70%	9.34%
Portfolio turnover(h)	6.79%	15.05%
Average debt outstanding	$520,439,786	$326,795,811
Asset coverage ratio	198.51%	212.66%

(a)
Prior to April 10, 2025, the Fund was not unitized. Refer to Note 5 — Net Increase in Net Assets Resulting from Operations Per Share in the accompanying Notes to Consolidated Financial Statements for additional information.
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
(f)
Ratio of gross expenses to average net assets is computed using total expenses excluding expense support and waivers from the Adviser and Administrator which represents an impact of 0.11% and 0.00%, respectively, on average net assets for the six months ended June 30, 2026 and (0.70)% and (0.28)% respectively, on average net assets for the six months ended June 30, 2025.
(g)
Ratio of net expenses to average net assets is computed using total expenses including expense support and waivers from the Adviser and Administrator which represents an impact of 0.11% and 0.00%, respectively, on average net assets for the six months ended June 30, 2026 and (0.70)% and (0.28)% respectively, on average net assets for the six months ended June 30, 2025.
(h)
Not annualized.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

June 30, 2026

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

Note 12. Subsequent Events

The Fund has considered the effects, if any, of events occurring after the date of the Fund’s accompanying Consolidated Statements of Assets and Liabilities through August 14, 2026, the date the consolidated financial statements were issued.

Other than the item discussed below, the Fund has concluded there are no other material items that warrant disclosure.

Subsequent to June 30, 2026 and through August 14, 2026, on July 1, 2026, the Fund called $42,200,000 of unfunded capital commitments.

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

Prior to converting to a Delaware limited liability company on April 10, 2025 (the “Conversion”) and electing to be regulated as a BDC on April 23, 2025 (the “Conversion Effective Date”), we operated as Audax Private Credit Fund, LP, a Delaware limited partnership originally organized on July 23, 2024 (the “Partnership”), as a private fund in reliance on an exception from the definition of “investment company” under Section 3(c)(7) of the Investment Company Act. On April 7, 2025, pursuant to a plan of conversion (the “Plan of Conversion”), a majority of the limited partners and the general partner of the private fund approved, among other things, the Fund’s Limited Liability Company Agreement (the “LLC Agreement”), the Fund’s election to be regulated as a BDC under the Investment Company Act, an investment advisory agreement, dated April 10, 2025 (the “Investment Advisory Agreement”), the persons elected to the Board and an asset coverage ratio of 150%. Pursuant to subscription agreements with the private fund, investors in the private fund made commitments to purchase limited partner interests (“Capital Commitments”) and were required to fund capital contributions to purchase limited partner interests. In addition, such subscription agreements required that, to the extent such investor had any unfunded Capital Commitments immediately prior to the Conversion (such investors, the “Anchor Investors”), such Anchor Investors would enter into a subscription agreement with the Fund that had a similar drawdown structure. Accordingly, Anchor Investors that had uncalled capital prior to the Conversion had a portion of their unfunded Capital Commitments called, alongside monthly subscriptions or intra-month, during the 12-months following the Conversion Effective Date (the “Interim Period”). Thereafter, the Fund and Anchor Investors agreed to extend the Interim Period to October 23, 2026. As a result, as of the date of this Report, the Fund we may drawdown the remaining $84,391,869 in aggregated unfunded capital commitments from those Anchor Investors until October 23, 2026.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of senior secured loans and equity as of June 30, 2026, was approximately $1,127,505,656 and held in 158 portfolio investments as of June 30, 2026. The fair value of our investments, comprised of senior secured loans and equity as of December 31, 2025, was approximately $949,824,441 and held in 116 portfolio companies as of December 31, 2025.

During the six months ended June 30, 2026, we invested in new and existing investments for a combined cost of $257,215,923. We also received $63,106,034 in repayments from investments and $6,835,532 from investments sold during the six months ended June 30, 2026. For the year ended December 31, 2025, we invested in new and existing investments for a combined cost of $474,113,052. We also received $166,539,107 in repayments from investments and $9,610,493 from investments sold during the year ended December 31, 2025.

In addition, for the six months ended June 30, 2026 and 2025, we had a change in unrealized depreciation of approximately $10,853,060 and $8,119,950, respectively, and realized gains of $70,720 and $887,207, respectively.

Our investment activity for the six months ended June 30, 2026 and 2025 is presented below:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Beginning investment portfolio, at fair value	$949,824,441	$650,974,766
Investments in portfolio investments	257,215,923	123,311,750
Principal repayments	(69,941,566)	(90,700,504)
Proceeds from investments sold	—	(4,326,039)
Change in premiums, discounts and amortization	1,189,198	1,351,045
Net change in unrealized (depreciation) appreciation on investments	(10,853,060)	(8,119,950)
Realized gain (loss) on investments	70,720	887,207
Ending portfolio investment activity, at fair value	$1,127,505,656	$673,378,275
Number of portfolio investments	158	58
Average investment amount, at cost	$7,203,740	$11,664,743
Percentage of investments at floating rates	99.50%	99.05%

Our portfolio composition and weighted average yields as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Portfolio composition, at fair value:
Unitranche Debt	$581,148,051	$589,052,937
First Lien Debt	485,665,741	295,114,774
Second Lien Debt	—	5,141,793
Weighted average yields, at amortized cost:
Unitranche Debt	4.64%	5.59%
First Lien Debt	3.70%	2.69%
Second Lien Debt	—	0.00%
Total portfolio	8.34%	8.28%
Interest rate type, at fair value:
Fixed rate amount	$—	$—
Floating rate amount	$1,066,813,792	$889,309,504
Fixed rate, as percentage of total	0.00%	0.00%
Floating rate, as percentage of total	100.00%	100.00%
Interest rate type, at amortized cost:
Fixed rate amount	$3,973,959	$3,973,959
Floating rate amount	$1,085,253,570	$897,802,442
Fixed rate, as percentage of total	0.36%	0.44%
Floating rate, as percentage of total	99.64%	99.56%
Hedging	—	—

RESULTS OF OPERATIONS

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Operating results for the three and six months ended June 30, 2026 and 2025, were as follows:

Investment Income

Total investment income for the three and six months ended June 30, 2026 and 2025 is presented in the table below:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Total interest income from non-controlled/non-affiliated investments	$22,057,492	$14,469,659	$41,970,610	$29,907,435
Total dividend income from non-controlled/non-affiliated investments	—	—	—	307,856
Total interest income from affiliated investments	153,829	—	247,031	—
Total investment income	$22,211,321	$14,469,659	$42,217,641	$30,215,291

Expenses

Total expenses, net of waivers for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Interest expense and credit facility fees	$8,150,783	$5,489,469	$15,199,061	$11,238,507
Organizational expenses	—	2,429,382	—	2,429,382
Management fee(a)	1,773,945	1,064,102	3,385,733	2,133,068
Incentive fee(a)	1,380,031	817,305	2,633,793	817,305
Amortization of deferred financing costs	540,796	125,000	897,172	250,000
Professional fees	107,000	116,248	267,051	243,159
Directors' fees	90,095	72,500	180,410	72,500
Administration fees(a)	—	16,555	—	185,996
Investment expenses	—	107	—	13,645
Other expenses	315,336	175,052	624,749	343,729
Total expenses	$12,357,986	$10,305,720	$23,187,969	$17,727,291
Expense support reimbursement	193,121	(2,429,382)	593,121	(2,429,382)
Management fee waiver(a)	—	(59,390)	—	(973,233)
Total expenses, net of waivers	$12,551,107	$7,816,948	$23,781,090	$14,324,676
(a)
Refer to Note 4 — Related Party Transactions within the consolidated financial statements for a description of the relevant fees.

Interest

Interest expense, including other debt financing costs, increased from $5,489,469 for the three months ended June 30, 2025, to $8,150,783 for the three months ended June 30, 2026. This increase was primarily due to an increase in average debt outstanding from $320,914,495 for the three months ended June 30, 2025 to $549,398,901 for the three months ended June 30, 2026. The average interest rate on our debt outstanding decreased from 6.47% for the three months ended June 30, 2025, to 5.54% for the three months ended June 30, 2026 due to a change in the mix of our debt financing sources and a change in SOFR rates.

Interest expense, including other debt financing costs, increased from $11,238,507 for the six months ended June 30, 2025, to $15,199,061 for the six months ended June 30, 2026. This increase was primarily due to an increase in average debt outstanding from $326,795,811 for the six months ended June 30, 2025 to $520,439,786 for the six months ended June 30, 2026. The average interest rate on our debt outstanding decreased from 6.48% for the six months ended June 30, 2025, to 5.57% for the six months ended June 30, 2026 due to a change in the mix of our debt financing sources and a change in SOFR rates.

Management Fees

Management Fees (gross of waivers) increased from $1,064,102 for three months ended June 30, 2025, to $1,773,945 for the three months ended June 30, 2026, due to an increase in average net assets for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Management Fees (net of waivers) increased from $1,004,712 for the three months ended June 30, 2025, to $1,773,945 for the three months ended June 30, 2026. For the three months ended June 30, 2026 and 2025, the Adviser waived Management Fees of $0 and $59,390, respectively.

Management Fees (gross of waivers) increased from $2,133,068 for six months ended June 30, 2025, to $3,385,733 for the six months ended June 30, 2026, due to an increase in average net assets for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Management Fees (net of waivers) increased from $1,159,835 for the six months ended June 30, 2025, to $3,385,733 for the six months ended June 30, 2026. For the six months ended June 30, 2026 and 2025, the Adviser waived Management Fees of $0 and $973,233, respectively.

Incentive Fees

For the three months ended June 30, 2026 and 2025, Incentive Fees related to pre-incentive net investment income were $1,380,031 and $817,305, respectively. For the three months ended June 30, 2026 and 2025, there was no accrual related to the capital gains incentive fee.

For the six months ended June 30, 2026 and 2025, Incentive Fees related to pre-incentive net investment income were $2,633,793 and $817,305, respectively. For the six months ended June 30, 2026 and 2025, there was no accrual related to the capital gains incentive fee.

Organizational and Offering Expense

Organizational and offering expenses decreased from $2,429,382 for the three months ended June 30, 2025, to $0 for the three months ended June 30, 2026.

Organizational and offering expenses decreased from $2,429,382 for the six months ended June 30, 2025, to $0 for the six months ended June 30, 2026.

Professional Fees and Other General and Administrative Expenses

Professional fees decreased from $116,248 for the three months ended June 30, 2025, to $107,000 for the three months ended June 30, 2026. Director Fees increased from $72,500 for the three months ended June 30, 2025, to $90,095 for the three months ended June 30, 2026. Other general and administrative expenses increased from $191,607 for the three months ended June 30, 2025, to $315,336 for the three months ended June 30, 2026.

Professional fees increased from $243,159 for the six months ended June 30, 2025, to $267,051 for the six months ended June 30, 2026. Director Fees increased from $72,500 for the six months ended June 30, 2025, to $180,410 for the six months ended June 30, 2026. Other general and administrative expenses increased from $529,725 for the six months ended June 30, 2025, to $624,749 for the six months ended June 30, 2026.

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

For the three and six months ended June 30, 2026 and 2025, we recorded a net expense of $0 and $0, respectively, for U.S. federal excise tax and other taxes.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(5,243)	$30,712	$70,720	$887,207
Foreign currency transactions	—	(909)	—	(4,034)
Net realized gains (losses)	$(5,243)	$29,803	$70,720	$883,173

Net Unrealized Gain (Loss)

Net unrealized gain (loss) was comprised of the following:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(834,332)	$(4,374,259)	$(8,474,729)	$(8,119,950)
Affiliated investments	(2,090,251)	—	(2,378,331)	—
Deferred tax liability	(98,911)	(818,338)	(114,295)	(818,338)
Foreign currency transactions	(138)	1,510	(292)	1,518
Net unrealized gains (losses)	$(3,023,632)	$(5,191,087)	$(10,967,647)	$(8,936,770)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We expect to generate cash primarily from (i) the net proceeds of our private offerings of our Shares, (ii) cash flows from our operations, (iii) the Leverage Facility and Credit Facility (as discussed in Note 8 – Commitments and Contingencies), (iv) any financing arrangements we may enter into in the future and (v) any future offerings of our equity or debt securities. Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Shares. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $36,759,770 and $35,353,403, respectively. We believe that our liquidity and sources of capital are adequate to satisfy our anticipated cash requirements for the next twelve months and foreseeable future. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $165,833,992. The primary operating activities during this period were investments in portfolio companies. The Fund invested $257,215,923 in new and existing portfolio investments during the six months ended June 30, 2026. This was offset by repayments of loans and sales of investments of $63,106,034 for the six months ended June 30, 2026. Net cash used in operating activities for the six months ended June 30, 2025 was $16,866,980. The primary operating activities during this period were investments in portfolio companies. The Fund invested $123,311,750 in new and existing portfolio investments during the six months ended June 30, 2025. This was offset by repayments of loans and sales of investments of $90,700,504, respectively, for the six months ended June 30, 2025.

As of June 30, 2026, we had 172 investments with unfunded commitments of $262,117,092. As of June 30, 2025, we had 43 investments with unfunded commitments of $98,328,643. We believe that, as of both June 30, 2026 and June 30, 2025, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Beginning investment portfolio	$949,824,441	$650,974,766
Investments in portfolio investments	257,215,923	123,311,750
Principal repayments	(69,941,566)	(90,700,504)
Proceeds from sales of investments	—	(4,326,039)
Net change in unrealized depreciation (appreciation) on investments	(10,853,060)	(8,119,950)
Net realized gain (loss) on investments	70,720	887,207
Net change in premiums, discounts and amortization	1,189,198	1,351,045
Investment Portfolio, at Fair Value	$1,127,505,656	$673,378,275

Financing Activities

Net cash provided by our financing activities for the six months ended June 30, 2026 was $167,240,359, which consisted of $112,000,000 of net capital contributions from shareholders, $16,153,771 of distributions paid to our common shareholders during the period, and net borrowings on the Leverage Facility and Credit Facility of $58,842,656 and $18,477,641, respectively. Net cash provided by our financing activities for the six months ended June 30, 2025 was $20,003,863, which consisted of $35,000,000 of net capital contributions from shareholders, $7,536,845 of distributions paid to our common shareholders during the period, and net repayments on the Leverage Facility of $7,459,292.

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

As of June 30, 2026, the Fund had unfunded capital commitments of $84,391,869.

The number of shares of our Shares issued and outstanding as of June 30, 2026 was 22,930,549.

Debt

Leverage Facility

On October 10, 2024, the SPV entered into a Loan and Servicing Agreement (“LSA”) with Wells Fargo Bank, National Association (the “Leverage Facility”). The LSA allows for an advance of up to $500,000,000 for loans acquired by the SPV. On September 30, 2025, the SPV executed an amendment to allow for an advance of up to $600,000,000. The Leverage Facility had a maturity date of October 10, 2029 and accrued interest at SOFR plus 2.15% through September 30, 2025. On September 30, 2025, the maturity date was extended to September 30, 2030 and the margin was decreased to SOFR plus 2.00%. On January 22, 2026 the Fund amended the Leverage Facility LSA, which extended the maturity date to January 22, 2031, decreased the margin to SOFR plus 1.90%and allows for an advance of up to $800,000,000. The average rate for the outstanding loans as of June 30, 2026 and December 31, 2025 was 5.55% and 6.37%, respectively, and weighted average outstanding balance for the periods was $510,259,197 and $355,056,744, respectively. As of June 30, 2026 and December 31, 2025, the Fund had $546,865,537 and $489,741,436 outstanding on its Leverage Facility, net of deferred financing costs, which totaled $6,280,800 and $4,562,245, respectively. The Fund incurred interest expense and unused commitment fees of $7,872,161 and $14,920,439 during the three and six months ended June 30, 2026, respectively. The Fund incurred interest expense and unused commitment fees of $5,474,702 and $11,072,135 during the three and six months ended June 30, 2025, respectively.

Credit Facility

On April 10, 2026, the Fund entered into a senior secured credit facility (the “Credit Facility”) pursuant to a Senior Secured Credit Agreement (the “Credit Facility Agreement”), with JPMorgan Chase Bank, N.A. The initial principal amount of the Credit Facility is $275,000,000, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, with the ability to increase the total facility amount up to $412,500,000. The Credit Facility includes a $50,000,000 limit for swingline loans. Advances under the Credit Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 1.75% or 1.875% plus the Adjusted Term SOFR Rate in the case of any loan other than an Alternate Base Rate (“ABR”) Loan, and 0.75% or 0.875% plus an ABR in the case of any ABR Loan, in each case, depending on the Fund’s rate option election and borrowing base (as of the most recently delivered borrowing base certificate delivered under the Credit Facility Agreement). Advances under the Credit Facility drawn in currencies other than U.S. dollars will initially bear interest at a per annum rate equal to 1.75% or 1.875%, in each case depending on the Fund’s borrowing base (as of the most recently delivered borrowing base certificate delivered under the Credit Facility Agreement), plus any applicable credit spread adjustment, plus certain local rates consistent with market standards, each as specified in the Credit Facility Agreement. The Fund will also pay a fee of 0.375% per annum on daily undrawn amounts under the Credit Facility. The availability period of the revolving commitments under the Credit Facility will terminate on April 10, 2030 (the

“Commitment Termination Date”) and the Credit Facility will mature on April 10, 2031 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Fund will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances. The average rate for the outstanding loans as of June 30, 2026 was 6.46% and weighted average outstanding balance for the period was $10,394,874. As of June 30, 2026, the Fund had $18,477,641 outstanding on its Credit Facility, net of deferred financing costs, which totaled $3,310,440. The Fund incurred interest expense and unused commitment fees of $278,622 and $278,622 during the three and six months ended June 30, 2026, respectively.

At June 30, 2026 and December 31, 2025, the carrying amount of the Fund’s secured borrowings approximated their fair value. The fair values of the Fund’s debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Fund’s borrowings is estimated based upon market interest rates for the Fund’s own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2026, the Fund’s borrowings would be deemed to be Level 3, as defined in Note 3 — Investments.

Debt obligations consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value (2)
Leverage Facility	$800,000,000	$553,146,337	$246,853,663	$546,865,537
Credit Facility	275,000,000	18,477,641	256,522,359	15,167,201
Total Debt	$1,075,000,000	$571,623,978	$503,376,022	$562,032,738
(1)
The amount available may be subject to limitations related to the borrowing base under the Leverage Facility, Credit Facility and asset coverage requirements.
(2)
The carrying values of the Leverage Facility and the Credit Facility are presented net deferred financing costs and original issue discounts totaling $6,280,800 and $3,310,440, respectively.

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

As of June 30, 2026, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facility to fund investments and for other general corporate purposes.

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

The Fund intends to utilize leverage (including through the establishment of wholly-owned financing subsidiaries), to finance its investments and operations. The amount of leverage that the Fund employs will be subject to the restrictions of the Investment Company Act and the supervision of the Board. As of June 30, 2026, the Fund had $546,865,537 and $18,477,641 outstanding on the Leverage Facility and Credit Facility, respectively.

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying Consolidated Statements of Assets and Liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of June 30, 2026 we had 172 investments with unfunded commitments of $262,117,092. We believe that, as of June 30, 2026, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2026 is as follows:

	Payments Due by Period
	Total	Less than	1 year	1-3 years	3-5 years	After 5 years
Leverage Facility	$—	$—	$—	$—	$553,146,337	$—
Credit Facility	—	—	—	—	18,477,641	—
Total Contractual Obligations	$—	$—	$—	$—	$571,623,978	$—

A summary of our contractual payment obligations as of December 31, 2025 is as follows:

	Payments Due by Period
	Total	Less than	1 year	1-3 years	3-5 years	After 5 years
Leverage Facility	$—	$—	$—	$—	$494,303,680	$—
Total Contractual Obligations	$—	$—	$—	$—	$494,303,680	$—

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

•
the Investment Advisory Agreement; and
•
the Administration Agreement.

RECENT DEVELOPMENTS

Subsequent to June 30, 2026 through August 14, 2026, the Fund invested $37,947,866 at cost in 16 different portfolio companies.

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

Non-Accrual Income. Generally, a loan is placed on non-accrual status when management has reasonable doubt that the borrower will pay principal or interest in full. Management may make an exception when the loan has sufficient collateral value or is in the process of collection. Generally, non-accrual loans are returned to accrual status when all past-due principal and interest have been paid in cash and, in management’s judgment, the borrower is likely to make principal and interest payments in the future.

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

The impact of SOFR fluctuations on interest income and interest expense for the three months ended June 30, 2026 is presented in the table below:

	Increase	Increase	Increase
($ in thousands)	(Decrease)	(Decrease)	(Decrease)
	in Interest	in Interest	in Net Investment
Change in interest rates (bps)	Income	Expense	Income
Up 300 basis points	$29,695	$(17,963)	$11,732
Up 200 basis points	19,797	(11,975)	7,821
Up 100 basis points	9,898	(5,988)	3,911
Down 100 basis points	(9,898)	5,988	(3,911)
Down 200 basis points	(19,797)	11,975	(7,821)
Down 300 basis points	(29,695)	17,963	(11,732)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the quarter ended June 30, 2026, except as previously disclosed in certain Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Fund adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Securities Act.

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
10.1

Senior Secured Credit Facility, dated as of April 10, 2026, by and among Audax Private Credit Fund, LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto and JPMorgan Chase Bank, N.A., PNC Bank, National Association and Pinnacle Bank, a Tennessee bank, d/b/a Synovus Bank, as lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to the Fund's Form 8-K, filed on April 16, 2026).

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

Audax Private Credit Fund, LLC

Date: August 14, 2026	By:	/s/ Kevin Magid
Kevin Magid
Director, Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Alexander Gardiner
Alexander Gardiner
Interim Chief Financial Officer (Principal Financial Officer)