Form 10-Q
period 2026-09-30
Audax Private Credit Fund, LLC
filed 2026-11-12
CIK 2033362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, the registrant had 26,346,179 shares of limited liability company interests, $0.001 par value per share (the “Shares”), outstanding.

i

Audax Private Credit Fund, LLC

Consolidated Statements of Assets and Liabilities

September 30, 2026 (unaudited) and December 31, 2025

(Expressed in U.S. Dollars)

	September 30, 2026
	(unaudited)	December 31, 2025
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $1,176,874,580 and $918,592,383, respectively)	$1,196,284,062	$929,102,607
Affiliated investments (cost of $31,135,843 and $31,064,337, respectively)	16,224,837	20,721,834
Total investments at fair value (cost of $1,208,010,423 and $949,656,720, respectively)	1,212,508,899	949,824,441
Cash and cash equivalents	62,626,350	35,353,403
Prepaid investments	8,666,290	—
Interest receivable	5,518,018	3,618,466
Receivable for loan repayment	1,155,659	317,888
Escrow receivable	600,000	—
Receivable from affiliates	306,518	290,499
Receivable from investments sold	—	357,771
Total assets	$1,291,381,734	$989,762,468

Liabilities
Borrowings under leverage facility (net of deferred financing costs of $5,893,288 and $4,562,245, respectively) (Note 8)	$530,570,844	$489,741,436
Borrowings under credit facility (net of deferred financing costs of $3,137,119 and $0, respectively) (Note 8)	107,229,872	—
Payable for investments purchased	17,065,874	19,382,036
Distributions due to shareholders	10,599,070	7,373,591
Interest payable	8,280,970	6,846,722
Payable to Adviser (Note 4)	2,034,869	1,507,733
Incentive fee payable (Note 4)	1,675,144	1,205,739
Accounts payable and accrued expenses	1,161,039	720,227
Deferred tax liability	—	1,017,037
Total liabilities	678,617,682	527,794,521
Commitments and Contingencies (Note 8)
Net Assets
Shares, $0.001 par value per share, unlimited shares authorized, 24,649,000 and 18,433,976 shares issued and outstanding, respectively	24,649	18,434
Capital in excess of par value	615,111,541	460,917,756
Total distributable earnings	(2,372,138)	1,031,757
Total Net Assets	$612,764,052	$461,967,947
Net Asset Value per Share at End of Period	$24.86	$25.06

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Statements of Operations

For the three and nine months ended September 30, 2026 and 2025

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$24,950,193	$15,472,394	$66,920,804	$45,379,829
Dividend income	284,189	302,688	284,189	610,544
Total investment income from non-controlled/non-affiliated investments	25,234,382	15,775,082	67,204,993	45,990,373
Affiliated investments:
Interest income	110,337	—	357,368	—
Total investment income from affiliated investments	110,337	—	357,368	—
Total investment income	25,344,719	15,775,082	67,562,361	45,990,373
Expenses
Interest expense and credit facility fees	8,899,021	5,755,568	24,098,082	16,994,075
Organizational expenses	—	378,636	—	2,808,018
Management fee (Note 4)	1,919,160	1,257,231	5,304,893	3,390,299
Incentive fee (Note 4)	1,675,144	950,388	4,308,937	1,767,693
Amortization of deferred financing costs	560,834	125,000	1,458,005	375,000
Professional fees	164,108	215,837	431,159	458,996
Directors' fees	91,486	72,500	271,896	145,000
Administration fees (Note 4)	—	—	—	185,996
Other expenses	308,961	207,968	933,710	565,342
Total operating expenses	13,618,714	8,963,128	36,806,682	26,690,419
Expense support reimbursement	—	537,873	593,121	537,873
Expense support	—	(378,636)	—	(2,808,018)
Management fee waiver (Note 4)	—	—	—	(973,233)
Net expenses	13,618,714	9,122,365	37,399,803	23,447,041
Net investment income	11,726,005	6,652,717	30,162,558	22,543,332
Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	(9,970,853)	358,193	(9,900,133)	1,245,400
Net realized gain (loss)	(9,970,853)	358,193	(9,900,133)	1,245,400
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	17,373,988	389,049	8,899,258	(7,730,901)
Affiliated investments	(2,190,172)	—	(4,568,503)	—
Net change in deferred taxes	1,131,332	7,124	1,017,037	(811,214)
Total net change in unrealized appreciation (depreciation) on investments	16,315,148	396,173	5,347,792	(8,542,115)
Net realized and unrealized gains (losses) on investments	6,344,295	754,366	(4,552,341)	(7,296,715)
Realized and unrealized gains (losses) on foreign currency:
Net realized gain (loss) on foreign currency	(13,626)	(1,617)	(13,626)	(5,651)
Net change in unrealized gain (loss) on foreign currency	9,887	(15,379)	9,595	(13,861)
Net realized and unrealized gains (losses) on foreign currency	(3,739)	(16,996)	(4,031)	(19,512)
Net increase in net assets resulting from operations	$18,066,561	$7,390,087	$25,606,186	$15,227,105

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Statements of Changes in Net Assets

For the nine months ended September 30, 2026 and 2025

(Expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net assets at beginning of period	$461,967,947	$340,294,184
Operations:
Net investment income	30,162,558	22,543,332
Net realized gain (loss) on investments and foreign currency	(9,913,759)	1,239,749
Net change in unrealized appreciation (depreciation) on investments and foreign currency	4,340,350	(7,744,762)
Net change in deferred taxes	1,017,037	(811,214)
Net increase in net assets from operations	25,606,186	15,227,105
Distributions to Shareholders:
Distributions from distributable earnings	(29,010,081)	(13,863,590)
Net decrease resulting from shareholder distributions	(29,010,081)	(13,863,590)
Capital share transactions:
Capital contributions	154,200,000	77,000,000
Net increase in net assets from capital transactions	154,200,000	77,000,000
Net increase in net assets for the period	150,796,105	78,363,515
Net assets at end of period	$612,764,052	$418,657,699

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2026 and 2025

(Expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$25,606,186	$15,227,105
Adjustments to reconcile net increase in net assets resulting from operations used in operating activities:
Net realized (gain) loss on investments and foreign currency	9,900,133	(1,245,400)
Net change in unrealized (appreciation) depreciation on investments	(4,330,755)	7,730,901
Non-cash interest income, including payment in-kind and original issue discount accretion	(1,711,691)	(2,393,799)
Amortization of financing costs	1,458,005	375,000
(Increase) decrease in receivable for loan repayment	(837,771)	54,215
(Increase) in interest receivable	(1,899,552)	(3,790,418)
(Increase) in prepaid investments	(8,666,290)	(4,950,000)
(Increase) decrease in receivable from affiliates	(16,019)	258,908
Decrease in receivable from investments sold	357,771	—
(Increase) in escrow receivable	(600,000)	(11,159)
Increase in due from Administrator (Note 4)	—	398,305
Decrease in payable for investments purchased	(2,316,162)	(1,918)
Increase in interest payable	1,434,248	2,252,544
Increase in payable to Adviser (Note 4)	527,136	1,393,609
Increase in incentive fee payable (Note 4)	469,405	950,388
(Decrease) increase in deferred tax liability	(1,017,037)	811,214
Increase in accounts payable and accrued expenses	440,812	408,737
Decrease in payable to Administrator (Note 4)	—	(1,087,203)
Investment activity:
Purchase of investments	(420,747,046)	(247,758,876)
Proceeds from disposition and repayments of investments	154,204,901	147,465,796
Net investment activity	(266,542,145)	(100,293,080)
Net cash used in operating activities	(247,743,726)	(83,912,051)
Cash flows from financing activities:
Proceeds from capital contributions	154,200,000	181,391,083
Return of capital called	—	(104,391,083)
Distributions paid	(25,784,602)	(7,536,845)
Payments of financing costs - leverage facility	(2,459,737)	(2,393,756)
Borrowings under leverage facility	182,535,381	135,977,442
Repayments for leverage facility	(140,374,930)	(112,820,000)
Payments of financing costs - credit facility	(3,466,430)	—
Borrowings under credit facility	110,366,991	—
Short-term borrowings	—	8,955,802
Short-term repayments	—	(8,955,802)
Net cash provided by financing activities	275,016,673	90,226,841
Net change in cash and cash equivalents	27,272,947	6,314,790
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	35,353,403	31,592,264
Cash and cash equivalents, end of period	$62,626,350	$37,907,054
Supplemental and non-cash information:
Initial conversion to unitized LLC	$—	$340,034,511
Payment-in-kind ("PIK") interest income	$136,011	$2,071,797
Interest paid pursuant to the leverage facility	$21,767,162	$13,971,674
Interest paid pursuant to the credit facility	$885,373	$—
Interest paid on short-term borrowings	$—	$166,372

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments
APCF SPV I, LLC (f)
Bank Loans (m)
Aerospace & Defense
API Technologies 2026	(g)	1st Lien Term Loan	S+	5.50%	9.58%	6/4/2026	6/3/2033	$2,190,111	$2,169,631	$2,184,636
GRVTY	(g)	1st Lien Term Loan	S+	4.75%	8.83%	5/18/2026	5/28/2033	1,155,172	1,143,797	1,146,509
Tronair 2025	(g)	1st Lien Term Loan	S+	3.75%	7.83%	12/18/2025	12/22/2032	3,573,000	3,532,772	3,555,135
Vantor	(g)(k)	1st Lien Term Loan	S+	4.25%	8.33%	2/27/2026	3/3/2033	1,995,000	1,967,286	2,002,830
									$8,813,486	$8,889,110
Air Freight & Logistics
Magnate	(g)	1st Lien Term Loan	S+	5.50%	9.58%	2/19/2025	12/29/2028	4,912,500	4,849,353	4,777,406
									$4,849,353	$4,777,406
Automobile Components
BBB Industries	(g)(k)	1st Lien Term Loan	S+	6.00%	10.08%	1/20/2026	7/25/2029	1,000,000	974,526	905,205
									$974,526	$905,205
Building Products
Leaf Home	(g)	1st Lien Term Loan	S+	5.25%	9.33%	9/4/2025	9/4/2031	9,111,250	8,994,421	8,951,803
									$8,994,421	$8,951,803
Capital Markets
Beta+	(g)	1st Lien Term Loan	S+	5.75%	9.83%	3/9/2026	7/2/2029	5,953,488	5,801,037	5,938,604
Cerity Partners		Unitranche Term Loan	S+	4.50%	8.58%	10/10/2024	7/28/2031	24,707,756	24,707,756	24,707,756
Modern Wealth	(g)	1st Lien Term Loan	S+	5.25%	9.33%	5/22/2026	8/27/2032	1,612,625	1,589,241	1,597,031
Steward Partners	(g)	1st Lien Term Loan	S+	4.75%	8.83%	8/13/2026	8/15/2033	3,235,294	3,202,941	3,211,029
									$35,300,975	$35,454,420
Chemicals
EspriGas	(g)(k)	1st Lien Term Loan	S+	4.50%	8.58%	9/30/2026	9/30/2033	3,364,583	3,330,938	3,330,938
Shrieve	(g)	Unitranche Term Loan	S+	6.00%	10.08%	6/18/2025	10/30/2030	2,962,500	2,927,061	2,940,280
									$6,257,999	$6,271,218
Commercial Services & Supplies
Aqualis	(g)	1st Lien Term Loan	S+	4.75%	8.83%	4/13/2026	4/19/2032	617,021	611,119	615,479
Beacon Communications	(g)	1st Lien Term Loan	S+	4.75%	8.83%	3/31/2026	4/2/2032	3,075,625	3,046,617	3,054,404
Brown & Root	(g)	1st Lien Term Loan	S+	5.00%	9.08%	10/3/2025	10/3/2030	7,429,426	7,340,399	7,373,706
Capital Consultants Management Corporation	(g)	Unitranche DDTL	S+	5.00%	9.08%	7/8/2025	11/3/2031	4,701,032	4,662,091	4,701,032
Certified Collision Group	(g)	Unitranche Term Loan	S+	4.50%	8.58%	12/30/2025	12/30/2032	8,602,978	8,525,313	8,581,471
Denali Water Solutions 2025	(g)	1st Lien Term Loan	S+	4.75%	8.83%	11/19/2025	11/19/2032	6,346,154	6,289,865	6,330,288

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
APCF SPV I, LLC (f) (continued)
Bank Loans (m) (continued)
Commercial Services & Supplies (continued)
Eagle Fire	(g)	1st Lien Term Loan	S+	4.50%	8.58%	7/15/2025	7/15/2032	3,473,750	3,443,322	3,456,381
Healthcare Linen Services Group	(g)	Unitranche Term Loan	S+	4.75%	8.83%	2/2/2026	2/2/2033	6,148,209	6,093,543	6,148,209
HeartLand	(g)	1st Lien Term Loan	S+	4.75%	8.83%	7/8/2025	12/12/2029	1,911,005	1,895,388	1,872,785
Industrial Service Group		Unitranche Term Loan	S+	5.75%	9.83%	10/10/2024	12/7/2028	6,941,359	6,941,359	6,941,359
Industrial Service Group		Unitranche DDTL	S+	5.75%	9.83%	10/10/2024	12/7/2028	3,614,580	3,614,580	3,614,580
Kenco	(g)	1st Lien Term Loan	S+	4.25%	8.33%	9/25/2026	11/15/2029	1,081,284	1,070,481	1,078,581
O6 Environmental	(g)	1st Lien Term Loan	S+	4.50%	8.58%	8/5/2025	8/5/2032	6,074,325	6,021,458	6,074,325
Russell Landscape Group	(g)	1st Lien Term Loan	S+	5.50%	9.58%	10/10/2024	4/11/2030	4,224,357	4,150,039	4,224,357
Russell Landscape Group	(g)	1st Lien DDTL	S+	5.50%	9.58%	10/10/2024	4/11/2030	2,103,610	2,086,854	2,103,610
Russell Landscape Group	(g)	1st Lien Term Loan	S+	5.50%	9.58%	5/29/2026	4/11/2030	1,807,351	1,782,066	1,807,351
Russell Landscape Group	(g)	1st Lien DDTL	S+	5.50%	9.58%	5/29/2026	4/11/2030	1,188,119	1,172,208	1,188,119
SavATree	(g)	Unitranche Term Loan	S+	5.00%	9.08%	10/10/2024	6/6/2031	12,210,923	12,119,481	12,119,341
SavATree		Unitranche Term Loan	S+	5.00%	9.08%	5/14/2026	6/6/2031	94,747	94,747	94,037
Vortex Companies	(g)	1st Lien Term Loan	S+	5.00%	9.08%	4/1/2026	9/4/2029	2,478,049	2,445,424	2,478,049
Vortex Companies	(g)	1st Lien Term Loan	S+	5.00%	9.08%	3/4/2026	9/4/2029	1,990,000	1,963,733	1,990,000
Weed Man	(g)(i)(k)	1st Lien Term Loan	S+	4.75%	8.83%	9/18/2026	9/30/2032	1,203,505	1,191,470	1,191,470
Weed Man	(g)(i)(k)	1st Lien Term Loan	S+	4.75%	8.83%	9/18/2026	9/30/2032	418,940	296,441	291,431
									$86,857,998	$87,330,365
Communications Equipment
Eastern Communications	(g)(k)	1st Lien Term Loan	S+	5.25%	9.33%	11/4/2025	12/30/2030	4,855,956	4,816,088	4,807,397
									$4,816,088	$4,807,397
Construction & Engineering
A1 Garage Door Service		Unitranche Term Loan	S+	4.50%	8.58%	10/10/2024	12/22/2028	3,115,620	3,115,620	3,115,620
A1 Garage Door Service		Unitranche DDTL	S+	4.50%	8.58%	10/10/2024	12/22/2028	1,631,449	1,631,449	1,631,449
Cumming Group		1st Lien Term Loan	S+	4.75%	8.83%	6/16/2026	6/16/2033	15,060,130	15,060,130	14,947,179
Gallo Mechanical	(g)	1st Lien Term Loan	S+	4.75%	8.83%	7/31/2025	8/2/2032	8,142,485	8,037,087	8,122,129
Hicks Lightning Protection	(g)(k)	1st Lien Term Loan	S+	5.00%	9.08%	7/31/2026	8/12/2033	3,129,630	3,098,333	3,098,333
HR Green	(g)	1st Lien Term Loan	S+	5.50%	9.58%	10/10/2024	1/28/2030	5,490,734	5,414,569	5,490,734
Legacy Service Partners	(g)	1st Lien Term Loan	S+	4.50%	8.58%	10/10/2024	2/17/2033	1,990,000	1,971,449	1,980,050
Legacy Service Partners	(g)	1st Lien Term Loan	S+	4.50%	8.58%	5/22/2025	11/10/2031	497,500	492,789	495,012

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
APCF SPV I, LLC (f) (continued)
Bank Loans (m) (continued)
Construction & Engineering (continued)
Lindsay Precast	(g)	1st Lien Term Loan	S+	4.50%	8.58%	12/16/2025	12/16/2032	4,203,017	4,166,127	4,203,017
National Trench Safety	(g)	Unitranche Term Loan	S+	5.50%	9.58%	10/10/2024	12/4/2028	18,531,802	18,424,007	18,531,802
Pond	(g)	Unitranche Term Loan	S+	5.00%	9.08%	4/24/2026	12/12/2032	5,105,921	5,059,342	5,054,862
Prime Electric	(g)	Unitranche Term Loan	S+	4.50%	8.58%	4/2/2026	12/31/2031	1,492,500	1,464,217	1,488,769
RailPros	(g)	Unitranche Term Loan	S+	4.25%	8.33%	5/22/2025	5/24/2032	4,064,211	4,029,061	4,064,211
									$71,964,180	$72,223,167
Consumer Staples Distribution & Retail
Avita Pharmacy	(g)	Unitranche Term Loan	S+	5.00%	9.08%	11/4/2025	8/6/2030	13,989,462	13,847,005	13,989,462
									$13,847,005	$13,989,462
Containers & Packaging
Novvia Group	(g)	Unitranche Term Loan	S+	5.25%	9.33%	6/13/2025	1/31/2032	11,564,713	11,490,948	11,564,713
Novvia Group	(g)	Unitranche DDTL	S+	5.25%	9.33%	6/13/2025	1/31/2032	1,322,599	1,315,050	1,322,599
Precision Concepts	(g)	Unitranche Term Loan	S+	4.75%	8.83%	7/31/2025	8/2/2032	2,037,967	2,020,911	2,032,873
Precision Concepts	(g)	Unitranche DDTL	S+	4.75%	8.83%	7/31/2025	8/2/2032	1,009,494	1,001,273	1,006,971
Precision Concepts	(g)	Unitranche Term Loan	S+	4.75%	8.83%	7/31/2025	8/2/2032	889,567	882,153	887,343
Precision Concepts	(g)	Unitranche Term Loan	S+	4.75%	8.83%	7/31/2025	8/2/2032	394,931	391,593	393,943
									$17,101,928	$17,208,442
Diversified Consumer Services
Aptive Environmental	(g)	1st Lien Term Loan	S+	4.75%	8.83%	10/15/2025	10/15/2032	9,672,326	9,587,808	9,563,512
Kalkomey	(g)	Unitranche Term Loan	S+	5.00%	9.08%	10/10/2024	6/18/2031	16,835,172	16,594,678	16,835,172
Ned Stevens	(g)	Unitranche Term Loan	S+	5.00%	9.08%	10/10/2024	11/1/2029	15,088,617	15,087,147	15,088,617
Southeast Lineman Training Center	(g)	1st Lien Term Loan	S+	5.00%	9.08%	8/18/2025	1/3/2030	5,940,000	5,871,236	5,940,000
Super-Sod	(g)	1st Lien Term Loan	S+	4.75%	8.83%	2/27/2026	3/10/2032	8,705,455	8,623,421	8,640,308
Super-Sod	(g)(h)	1st Lien DDTL	S+	4.75%	8.83%	2/27/2026	3/10/2032	906,818	894,170	900,032
									$56,658,460	$56,967,641
Diversified Telecommunication Services
CallTower 2026	(g)(h)(k)	1st Lien Term Loan	S+	5.00%	9.08%	9/24/2026	4/1/2033	—	(25,867)	—
									$(25,867)	$—
Electrical Equipment
Industrial Electric Manufacturing	(g)	1st Lien Term Loan	S+	4.75%	8.83%	12/3/2025	12/3/2031	5,817,697	5,792,146	5,730,431
TryStar	(g)	1st Lien Term Loan	S+	4.25%	8.33%	1/6/2026	8/6/2031	833,333	829,167	833,333
									$6,621,313	$6,563,764

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
APCF SPV I, LLC (f) (continued)
Bank Loans (m) (continued)
Electronic Equipment, Instruments & Components
Creation Technologies 2026	(g)(k)	1st Lien Term Loan	S+	5.25%	9.33%	8/25/2026	9/6/2033	2,857,143	2,829,090	2,828,571
Synapse ITS	(g)(h)(k)	Unitranche Term Loan	S+	4.75%	8.83%	9/30/2026	10/3/2033	—	(23,284)	—
TRG Solutions	(g)	Unitranche Term Loan	S+	4.25%	8.33%	1/5/2026	1/5/2032	8,079,750	8,006,082	8,079,750
									$10,811,888	$10,908,321
Energy Equipment & Services
Allied Power Group	(g)	Unitranche Term Loan	S+	5.00%	9.08%	10/10/2024	5/16/2030	7,042,953	6,911,566	7,042,952
Allied Power Group	(g)	Unitranche DDTL	S+	5.00%	9.08%	10/10/2024	5/16/2030	1,482,292	1,468,871	1,482,292
									$8,380,437	$8,525,244
Financial Services
AmpliFi	(g)	1st Lien Term Loan	S+	5.00%	9.08%	10/10/2024	4/23/2030	8,201,134	8,059,259	8,201,134
Embark	(g)	1st Lien Term Loan	S+	4.50%	8.58%	9/2/2025	9/2/2032	4,455,000	4,416,984	4,443,862
Merchant Industry & Valor PayTech	(g)	1st Lien Term Loan	S+	4.75%	8.83%	9/19/2025	9/19/2031	2,577,459	2,555,021	2,577,459
									$15,031,264	$15,222,455
Food Products
Hometown Food Company	(g)	1st Lien Term Loan	S+	4.50%	8.58%	6/9/2025	12/3/2030	2,812,232	2,793,839	2,812,232
MBC Companies	(g)	1st Lien Term Loan	S+	4.00%	8.08%	5/8/2026	7/7/2028	1,492,665	1,489,127	1,477,738
MBC Companies	(g)	1st Lien Term Loan	S+	4.75%	8.83%	10/20/2025	9/10/2030	931,754	924,824	922,437
MBC Companies	(g)(h)	1st Lien DDTL	S+	4.00%	8.08%	5/8/2026	7/7/2028	94,743	94,123	93,796
MBC Companies	(g)	1st Lien Term Loan	S+	4.00%	8.08%	10/23/2025	9/10/2030	57,363	57,176	56,789
Peterson Farms	(g)	1st Lien Term Loan	S+	4.00%	8.08%	11/14/2025	12/1/2032	2,977,500	2,951,335	2,962,613
									$8,310,424	$8,325,605
Health Care Equipment & Supplies
Alcresta	(g)	Unitranche Term Loan	S+	5.50%	9.58%	12/4/2025	3/12/2031	4,062,921	4,026,418	4,052,763
Antylia Scientific	(g)(k)	1st Lien Term Loan	S+	4.00%	8.08%	7/21/2025	5/27/2032	3,970,000	3,884,903	3,961,326
Dragonfly Health	(g)	1st Lien Term Loan	S+	4.75%	8.83%	6/30/2026	6/30/2033	4,076,923	4,036,154	4,046,346
USMed-Equip	(g)	Unitranche Term Loan	S+	5.75%	9.83%	10/10/2024	5/24/2029	11,051,526	11,023,893	11,051,526
USMed-Equip	(g)	Unitranche Term Loan	S+	5.75%	9.83%	10/10/2024	5/24/2029	5,146,572	5,133,703	5,146,572
USMed-Equip	(g)	Unitranche Term Loan	S+	5.75%	9.83%	10/10/2024	5/24/2029	3,256,076	3,247,934	3,256,075
									$31,353,005	$31,514,608

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
APCF SPV I, LLC (f) (continued)
Bank Loans (m) (continued)
Health Care Providers & Services
Accurate Neuromonitoring	(g)	Unitranche Term Loan	S+	5.50%	9.58%	3/13/2026	3/13/2031	4,180,682	4,111,490	4,180,682
AIS Healthcare	(g)	1st Lien Term Loan	S+	5.00%	9.08%	6/2/2026	6/4/2032	3,689,320	3,635,993	3,650,035
APT Healthcare	(g)	Unitranche Term Loan	S+	4.50%	8.58%	9/30/2025	9/30/2031	7,700,000	7,616,781	7,700,000
Caregiver 2026	(g)(k)	1st Lien Term Loan	S+	6.25%	10.33%	9/30/2026	7/1/2029	2,050,633	2,025,000	2,025,000
Clearway Pain Solutions	(g)	1st Lien Term Loan	S+	5.50%	9.58%	9/22/2025	8/30/2030	2,335,153	2,303,704	2,311,801
Clearway Pain Solutions	(g)	1st Lien Term Loan	S+	5.50%	9.58%	9/22/2025	8/30/2030	1,001,948	989,508	991,929
Clearway Pain Solutions	(g)	1st Lien Term Loan	S+	5.50%	9.58%	9/22/2025	8/30/2030	674,378	665,997	667,634
Clearway Pain Solutions	(g)	1st Lien Term Loan	S+	5.50%	9.58%	9/22/2025	8/30/2030	251,167	248,047	248,655
Cornerstone Caregiving	(g)	1st Lien Term Loan	S+	4.75%	8.83%	3/25/2026	4/1/2032	4,884,615	4,838,439	4,847,981
CuraLinc Healthcare	(g)	1st Lien Term Loan	S+	4.50%	8.58%	3/31/2026	8/1/2030	5,970,000	5,889,045	5,970,000
Dane Street	(g)	1st Lien Term Loan	S+	4.50%	8.58%	3/24/2026	3/28/2033	3,445,000	3,411,413	3,445,000
MDpanel		Unitranche Term Loan	S+	6.50%	10.58%	10/10/2024	8/2/2029	5,807,504	5,807,504	5,807,504
MDpanel	(g)	Unitranche DDTL	S+	6.50%	10.58%	10/10/2024	8/2/2029	1,039,400	1,037,633	1,039,400
National Seating & Mobility		1st Lien Term Loan	S+	4.25%	8.33%	7/17/2025	5/14/2029	1,970,100	1,970,100	1,970,100
OB Hospitalist Group 2026	(g)	1st Lien Term Loan	S+	5.50%	9.58%	6/2/2026	1/31/2031	4,029,352	3,991,245	3,999,132
Patterson Companies	(g)(k)	1st Lien Term Loan	S+	4.50%	8.58%	8/13/2025	4/16/2032	8,991,353	8,219,779	8,391,945
Riccobene Associates Family Dentistry	(g)	1st Lien Term Loan	S+	5.00%	9.08%	6/6/2025	10/31/2030	8,191,577	8,110,073	8,191,577
RxBenefits	(g)(k)	1st Lien Term Loan	S+	5.00%	9.08%	6/6/2025	12/19/2030	4,443,750	4,364,957	4,449,327
Sequel Ortho (fka OrthoNebraska)	(g)	Unitranche Term Loan	S+	5.00%	9.08%	10/31/2025	7/31/2028	5,671,429	5,623,398	5,671,429
Sequel Ortho (fka OrthoNebraska)		Unitranche Term Loan	S+	5.00%	9.08%	10/10/2024	7/31/2028	4,736,632	4,736,632	4,736,632
Specialized Dental	(g)	1st Lien Term Loan	S+	4.50%	8.58%	10/30/2025	11/1/2028	8,682,056	8,652,651	8,638,646
Summit Spine & Joint Centers	(g)	Unitranche Term Loan	S+	4.75%	8.83%	6/13/2025	3/25/2031	12,400,194	12,245,334	12,400,194
TEAM Services 2026	(g)(k)	1st Lien Term Loan	S+	4.75%	8.83%	1/30/2026	3/31/2033	6,483,750	6,407,525	6,493,216
									$106,902,248	$107,827,819
Health Care Technology
AGS Health	(g)	Unitranche Term Loan	S+	4.25%	8.33%	7/31/2025	8/2/2032	3,352,200	3,345,854	3,352,200
AGS Health	(g)	Unitranche Term Loan	S+	4.25%	8.33%	7/31/2025	8/2/2032	1,761,300	1,757,965	1,761,300
Avalon	(g)	1st Lien Term Loan	S+	4.25%	8.33%	12/31/2025	12/31/2031	7,462,500	7,396,770	7,406,531
VaxCare	(g)	Unitranche Term Loan	S+	4.25%	8.33%	6/16/2025	6/17/2032	3,300,000	3,270,621	3,300,000
									$15,771,210	$15,820,031

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
APCF SPV I, LLC (f) (continued)
Bank Loans (m) (continued)
Hotels, Restaurants & Leisure
Hissho Sushi	(g)	Unitranche Term Loan	S+	4.75%	8.83%	10/20/2025	5/18/2029	9,877,738	9,801,649	9,877,738
									$9,801,649	$9,877,738
Insurance
SIAA (Alliance Holdings)		Unitranche Term Loan	S+	4.75%	8.83%	10/10/2024	4/30/2030	24,822,012	24,822,012	24,822,012
									$24,822,012	$24,822,012
Interactive Media & Services
Integral Ad Science	(g)	1st Lien Term Loan	S+	5.00%	9.08%	12/22/2025	12/23/2031	9,321,875	9,024,589	9,275,266
									$9,024,589	$9,275,266
Internet Software & Services
Dun & Bradstreet	(g)	Unitranche Term Loan	S+	5.50%	9.58%	8/26/2025	8/26/2032	4,962,500	4,919,788	4,950,094
Power Digital	(g)	Unitranche Term Loan	S+	4.75%	8.83%	10/10/2024	3/11/2030	11,067,687	11,048,215	11,067,687
Power Digital	(g)	Unitranche DDTL	S+	4.75%	8.83%	10/10/2024	3/11/2030	635,656	634,537	635,656
									$16,602,540	$16,653,437
IT Services
Accion Labs	(g)	1st Lien Term Loan	S+	4.75%	8.83%	6/29/2026	5/23/2029	1,995,000	1,975,050	1,995,000
Centre Technologies	(g)	1st Lien Term Loan	S+	4.75%	8.83%	6/18/2026	6/22/2033	1,187,500	1,175,676	1,178,594
GoldenSource		Unitranche Term Loan	S+	5.00%	9.08%	10/10/2024	5/12/2028	8,046,376	8,046,376	8,046,376
Med Tech Solutions	(g)	Unitranche Term Loan	S+	5.25%	9.33%	6/3/2025	6/3/2032	5,780,452	5,694,485	5,780,452
Trace3 2025	(g)(k)	Unitranche Term Loan	S+	4.00%	8.08%	10/8/2025	10/29/2032	3,600,952	3,569,501	3,596,451
									$20,461,088	$20,596,873
Leisure Products
PlayPower 2025	(g)	Unitranche Term Loan	S+	5.50%	9.58%	7/25/2025	10/29/2031	14,031,965	13,787,076	13,821,486
									$13,787,076	$13,821,486
Life Sciences Tools & Services
TCP Analytical	(g)	Unitranche Term Loan	S+	5.00%	9.08%	6/17/2025	3/12/2031	8,887,500	8,802,134	8,887,500
TechData	(g)(k)	1st Lien Term Loan	S+	5.00%	9.08%	6/22/2026	7/1/2032	3,044,095	3,013,943	3,013,654
									$11,816,077	$11,901,154

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
APCF SPV I, LLC (f) (continued)
Bank Loans (m) (continued)
Machinery
80/20	(g)	Unitranche Term Loan	S+	4.50%	8.58%	12/12/2025	12/13/2032	6,112,143	6,057,235	6,112,143
Barnes Group 2025	(g)	1st Lien Term Loan	S+	4.75%	8.83%	10/17/2025	10/22/2032	5,472,500	5,375,705	5,445,137
Tank Holdings	(g)	Unitranche Term Loan	S+	5.75%	9.83%	2/6/2025	3/31/2028	4,910,256	4,873,029	4,873,430
Tank Holdings	(g)	Unitranche Term Loan	S+	6.00%	10.08%	2/6/2025	3/31/2028	1,393,362	1,378,762	1,382,911
Tank Holdings	(g)	Unitranche DDTL	S+	6.00%	10.08%	2/6/2025	3/31/2028	604,060	597,060	599,529
Voeller Mixers	(g)	1st Lien Term Loan	S+	4.75%	8.83%	11/25/2025	11/25/2032	4,069,767	4,032,349	3,998,547
									$22,314,140	$22,411,697
Media
Encore	(g)	1st Lien Term Loan	S+	5.00%	9.08%	3/17/2026	12/5/2031	3,828,561	3,647,715	3,818,990
Klick Health	(g)(i)	Unitranche Term Loan	S+	4.75%	8.83%	6/17/2026	11/5/2032	2,420,000	2,408,031	2,401,850
									$6,055,746	$6,220,840
Metals & Mining
Associated Springs	(g)	1st Lien Term Loan	S+	5.50%	9.58%	6/29/2026	4/4/2030	4,480,313	4,435,515	4,469,112
Forged Solutions	(g)(i)	1st Lien Term Loan	S+	4.75%	8.83%	2/27/2026	2/25/2033	4,156,250	4,116,054	4,135,469
									$8,551,569	$8,604,581
Oil, Gas & Consumable Fuels
Palmdale Oil	(g)	Unitranche Term Loan	S+	4.75%	8.83%	12/5/2025	12/12/2031	841,957	839,003	835,642
									$839,003	$835,642
Personal Care Products
Mary Ruth's	(g)	1st Lien Term Loan	S+	4.75%	8.83%	10/8/2025	9/30/2031	3,712,500	3,681,662	3,703,219
Mary Ruth's	(g)	1st Lien Term Loan	S+	3.75%	7.83%	10/8/2025	9/30/2030	1,218,750	1,214,100	1,215,703
									$4,895,762	$4,918,922
Pharmaceuticals
Minds & Assembly	(g)	Unitranche Term Loan	S+	5.00%	9.08%	10/10/2025	5/3/2029	7,940,000	7,849,344	7,940,000
									$7,849,344	$7,940,000
Professional Services
Aprio	(g)	1st Lien Term Loan	S+	4.75%	8.83%	4/25/2025	8/1/2031	2,689,500	2,666,966	2,676,052
Aprio	(g)	1st Lien DDTL	S+	4.75%	8.83%	4/25/2025	8/1/2031	1,986,030	1,970,205	1,976,100
Cherry Bekaert	(g)	Unitranche Term Loan	S+	4.75%	8.83%	10/10/2024	6/28/2030	10,937,690	10,919,476	10,937,690
Cherry Bekaert	(g)	Unitranche DDTL	S+	4.75%	8.83%	10/10/2024	6/28/2030	4,507,188	4,499,683	4,507,188
Cherry Bekaert	(g)	Unitranche DDTL	S+	4.75%	8.83%	10/10/2024	6/28/2030	1,819,068	1,812,431	1,819,068
Cherry Bekaert	(g)	Unitranche Term Loan	S+	4.75%	8.83%	10/10/2024	6/28/2030	1,396,925	1,394,599	1,396,925

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
APCF SPV I, LLC (f) (continued)
Bank Loans (m) (continued)
Professional Services (continued)
Corestream	(g)	1st Lien Term Loan	S+	5.00%	9.08%	6/30/2026	6/30/2033	4,008,016	3,968,330	3,975,234
Crowe	(g)	1st Lien Term Loan	S+	5.50%	9.58%	5/13/2026	6/22/2033	2,884,615	2,855,950	2,862,981
Eide Bailey	(g)	1st Lien Term Loan	S+	5.00%	9.08%	7/29/2026	7/29/2033	4,333,333	4,290,566	4,300,833
Epiq	(g)(k)	1st Lien Term Loan	S+	4.00%	8.08%	10/8/2025	4/26/2029	782,847	693,201	759,580
Foundation Source		1st Lien Term Loan	S+	5.00%	9.08%	10/10/2024	9/6/2030	13,365,065	13,365,065	13,365,065
Foundation Source	(g)	1st Lien DDTL	S+	5.00%	9.08%	10/10/2024	9/6/2030	4,208,879	4,188,994	4,208,879
Lighthouse	(g)	Unitranche Term Loan	S+	4.75%	8.83%	6/2/2025	12/31/2029	20,673,583	20,597,753	20,673,583
Lighthouse	(g)	Unitranche Term Loan	S+	4.75%	8.83%	6/2/2025	12/31/2029	647,242	644,868	647,242
Magna Legal Services		1st Lien Term Loan	S+	4.50%	8.58%	10/10/2024	11/21/2029	13,632,286	13,632,286	13,632,286
Magna Legal Services		1st Lien DDTL	S+	4.50%	8.58%	10/10/2024	11/21/2029	3,816,546	3,816,546	3,816,546
Prime Pensions	(g)	Unitranche Term Loan	S+	4.75%	8.83%	10/10/2024	2/26/2030	6,635,904	6,576,262	6,635,904
Proceed	(g)	Unitranche Term Loan	S+	4.50%	8.58%	3/31/2026	3/31/2032	3,689,792	3,655,032	3,671,343
Repario	(g)	1st Lien Term Loan	S+	5.25%	9.33%	6/2/2026	6/4/2032	1,446,375	1,418,435	1,421,208
									$102,966,648	$103,283,707
Software
AIA Contract Documents	(g)	1st Lien Term Loan	S+	4.75%	8.83%	7/2/2025	7/2/2031	5,039,999	4,977,087	5,039,999
Allyant	(g)(i)	Unitranche Term Loan	S+	5.75%	9.83%	10/10/2024	10/30/2026	10,681,907	10,679,741	10,681,907
Allyant	(g)(i)	Unitranche Term Loan	S+	5.75%	9.83%	10/10/2024	1/31/2028	8,882,004	8,872,656	8,882,004
Allyant	(g)(i)	Unitranche Term Loan	S+	5.75%	9.83%	10/10/2024	10/30/2026	3,358,445	3,355,588	3,358,445
FMG Suite	(g)	Unitranche Term Loan	S+	4.50%	8.58%	9/9/2025	9/9/2032	6,235,896	6,185,799	6,235,896
Gurobi Optimization	(g)	Unitranche Term Loan	S+	5.50%	9.58%	8/12/2026	9/10/2031	2,500,000	2,469,238	2,481,250
Inmar	(g)	1st Lien Term Loan	S+	4.50%	8.58%	9/12/2025	10/30/2031	1,974,937	1,970,000	1,965,063
InvestCloud	(g)	1st Lien Term Loan	S+	4.00%	8.08%	1/16/2026	1/27/2033	2,992,500	2,964,679	2,985,019
Mitratech	(g)	Unitranche Term Loan	S+	4.75%	8.83%	12/2/2025	12/2/2031	9,174,312	9,132,912	9,128,440
PayByPhone	(g)(i)	Unitranche Term Loan	S+	4.25%	8.33%	3/31/2026	3/31/2033	5,638,333	5,584,489	5,638,333
PKWARE	(g)	Unitranche Term Loan	S+	4.50%	8.58%	6/2/2025	6/3/2030	11,385,542	11,277,404	11,385,542
Tribute Technology		Unitranche Term Loan	S+	6.50%	10.58%	10/10/2024	10/30/2028	13,605,618	13,605,618	13,605,618
Tribute Technology		Unitranche DDTL	S+	5.75%	9.83%	10/10/2024	10/30/2028	3,339,279	3,339,279	3,339,279
Tribute Technology		Unitranche Term Loan	S+	5.50%	9.58%	10/10/2024	10/30/2028	1,289,360	1,289,360	1,289,360
Unison Global		Unitranche Term Loan	S+	5.00%	9.08%	10/10/2024	9/19/2028	14,659,197	14,659,197	14,585,901
									$100,363,047	$100,602,056

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
APCF SPV I, LLC (f) (continued)
Bank Loans (m) (continued)
Trading Companies & Distributors
Apex Service Partners	(g)	Unitranche DDTL	S+	5.00%	9.08%	4/29/2025	10/24/2030	5,549,183	5,506,435	5,535,310
Apex Service Partners	(g)	Unitranche Term Loan	S+	5.00%	9.08%	4/29/2025	10/24/2030	1,884,858	1,870,035	1,880,146
Levata	(g)	1st Lien Term Loan	S+	5.00%	9.08%	8/20/2025	12/21/2027	4,834,356	4,806,775	4,822,270
R.F. Fager	(g)	1st Lien Term Loan	S+	5.00%	9.08%	5/22/2025	3/4/2030	1,733,867	1,707,859	1,720,863
SupplyHouse	(g)	1st Lien Term Loan	S+	4.00%	8.08%	7/1/2025	7/1/2032	3,712,500	3,696,325	3,712,500
Volt Purchaser	(g)	1st Lien Term Loan	S+	5.00%	9.08%	8/21/2026	8/24/2033	3,078,652	3,047,985	3,055,562
									$20,635,414	$20,726,651
Water Utilities
Scruggs Company	(g)	1st Lien Term Loan	S+	5.00%	9.08%	4/23/2026	4/23/2032	2,135,098	2,114,869	2,120,397
USG Water Solutions	(g)	1st Lien Term Loan	S+	4.75%	8.83%	5/29/2026	6/1/2033	1,982,759	1,963,398	1,972,845
Vessco Water	(g)	Unitranche Term Loan	S+	4.25%	8.33%	11/3/2025	7/24/2031	3,248,971	3,234,987	3,240,848
									$7,313,254	$7,334,090
Total APCF SPV I, LLC Non-Controlled/Non-Affiliated Bank Loans									$907,691,299	$912,309,635
Total APCF SPV I, LLC Non-Controlled/Non-Affiliated Investments									$907,691,299	$912,309,635

Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Subsidiary, LLC (n)
Bank Loans (m)
Capital Markets
Cerity Partners	(g)(h)	Unitranche Revolver	S+	4.50%	8.58%	10/10/2024	7/28/2031	$680,440	$675,737	$680,440
									$675,737	$680,440
Commercial Services & Supplies
Industrial Service Group	(h)	Unitranche Revolver	S+	5.75%	9.83%	10/10/2024	12/7/2028	497,366	497,366	497,366
Russell Landscape Group	(g)(h)	1st Lien Revolver	S+	5.50%	9.58%	10/10/2024	4/11/2030	509,178	505,095	509,178
SavATree	(g)	Unitranche Term Loan	S+	5.00%	9.08%	10/10/2024	6/6/2031	3,236,852	3,236,575	3,212,576
SavATree	(g)(h)	Unitranche Revolver	S+	5.00%	9.08%	10/10/2024	6/6/2031	167,408	166,472	166,153
									$4,405,508	$4,385,273
Construction & Engineering
National Trench Safety	(g)(h)	Unitranche Revolver	S+	5.50%	9.58%	10/10/2024	12/4/2028	1,703,184	1,694,022	1,703,184
RailPros	(g)(h)	Unitranche Revolver	S+	4.25%	8.33%	5/22/2025	5/24/2032	—	(5,343)	—
									$1,688,679	$1,703,184
Diversified Consumer Services
Ned Stevens	(g)	Unitranche Term Loan	S+	5.00%	9.08%	10/10/2024	11/1/2029	2,840,899	2,839,292	2,840,899
Ned Stevens	(h)	Unitranche Revolver	S+	5.00%	9.08%	10/10/2024	11/1/2028	256,427	256,427	256,427
									$3,095,719	$3,097,326

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Subsidiary, LLC (n) (continued)
Bank Loans (m) (continued)
Energy Equipment & Services
Allied Power Group	(g)(h)	Unitranche Revolver	S+	5.00%	9.08%	10/10/2024	5/16/2030	528,372	526,915	528,371
									$526,915	$528,371
Health Care Equipment & Supplies
USMed-Equip	(g)(h)	Unitranche Revolver	S+	5.75%	9.83%	10/10/2024	5/24/2029	46,711	42,091	46,711
									$42,091	$46,711
Health Care Providers & Services
Hilco Vision	(g)(h)	1st Lien Revolver	S+	6.00% PIK	10.08%	10/10/2024	4/21/2030	1,343,965	1,343,961	1,343,965
Hilco Vision	(j)	1st Lien Term Loan	S+	6.00% PIK	10.08%	10/10/2024	4/21/2030	5,832,447	5,832,447	624,275
Sequel Ortho (fka OrthoNebraska)	(g)(h)	Unitranche Revolver	S+	5.00%	9.08%	10/10/2024	7/31/2028	98,900	97,770	98,900
									$7,274,178	$2,067,140
Internet Software & Services
Power Digital	(g)(h)	Unitranche Revolver	S+	4.75%	8.83%	10/10/2024	3/11/2030	—	(4,134)	—
									$(4,134)	$—
IT Services
GoldenSource	(h)	Unitranche Revolver	S+	5.00%	9.08%	10/10/2024	5/12/2028	707,280	707,280	707,280
									$707,280	$707,280
Professional Services
Cherry Bekaert	(g)(h)	Unitranche Revolver	S+	4.75%	8.83%	10/10/2024	6/28/2030	—	(4,348)	—
Dwellworks	(g)(j)	1st Lien Term Loan	S+	8.50% PIK	12.58%	10/10/2024	3/31/2027	5,283,324	3,735,332	729,795
Foundation Source	(h)	1st Lien Revolver	S+	5.00%	9.08%	10/10/2024	9/6/2029	343,575	343,575	343,575
Lighthouse	(g)(h)	Unitranche Revolver	S+	4.75%	8.83%	10/10/2024	12/31/2029	—	(13,989)	—
									$4,060,570	$1,073,370
Software
Allyant	(g)(h)(i)	1st Lien Revolver	S+	5.75%	9.83%	10/10/2024	1/31/2028	—	(3,205)	—
Tribute Technology	(h)	Unitranche Revolver	S+	6.50%	10.58%	10/10/2024	10/30/2028	1,225,559	1,225,559	1,225,559
									$1,222,354	$1,225,559
Trading Companies & Distributors
R.F. Fager	(g)(h)	1st Lien Revolver	S+	5.00%	9.08%	5/22/2025	3/4/2030	360,631	355,967	357,927
									$355,967	$357,927
Total Audax Private Credit Subsidiary, LLC Non-Controlled/Non-Affiliated Bank Loans									$24,050,864	$15,872,581

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Subsidiary, LLC (n) (continued)
Common Equity and Preferred Shares
Aerospace & Defense
Blue Raven Solutions	(j)	Class A Units				10/10/2024		1,374,300	$—	$7,446,893
									$—	$7,446,893
Commercial Services & Supplies
ScentAir	(j)	Class A Units				10/10/2024		858,937	806,166	664,821
									$806,166	$664,821
Construction & Engineering
A1 Garage Door Service	(j)	Class A Common Units				10/10/2024		781	1,368,519	3,687,396
National Trench Safety	(j)	Common Units				10/10/2024		7,161	642,983	555,351
National Trench Safety	(j)	Preferred Units				4/3/2025		3,266	357,207	435,071
									$2,368,709	$4,677,818
Consumer Staples Distribution & Retail
Avita Pharmacy	(j)	Class A Common Units				10/10/2024		1,197,951	443,846	5,863,095
Avita Pharmacy	(j)	Preferred Units				10/10/2024		1,134,937	826,476	571,373
Avita Pharmacy	(j)	Class A Common Units				10/10/2024		75,344	27,915	90,591
Avita Pharmacy	(j)	Preferred Units				10/10/2024		52,690	38,369	74,739
Avita Pharmacy	(j)	Junior Preferred Units				10/10/2024		22,654	27,131	32,429
									$1,363,737	$6,632,227
Diversified Consumer Services
Ned Stevens	(j)	Class A Capital Units				10/10/2024		1,737	1,902,090	2,514,790
									$1,902,090	$2,514,790
Energy Equipment & Services
Allied Power Group	(j)	Class A Units				10/10/2024		400,281	400,281	1,594,208
									$400,281	$1,594,208
Food Products
Florida Food Products	(j)	Common Units				10/10/2024		1,536,658	1,530,281	64,180
									$1,530,281	$64,180
Health Care Equipment & Supplies
USMed-Equip	(j)	Common Units				10/10/2024		13,738	1,010,898	1,099,155
									$1,010,898	$1,099,155

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Subsidiary, LLC (n) (continued)
Common Equity and Preferred Shares (continued)
Health Care Providers & Services
Hilco Vision	(j)	Class A Common Stock				10/10/2024		4,496	1,988,337	—
MDpanel	(j)	Class A Units				10/10/2024		764,074	735,554	725,581
Shearwater Health	(j)	Class A Common Stock				10/10/2024		687	1,839,961	1,987,807
									$4,563,852	$2,713,388
Insurance
SIAA (Alliance Holdings)	(j)	Common Units				10/10/2024		7,635	1,162,945	1,940,198
									$1,162,945	$1,940,198
Internet Software & Services
Power Digital	(j)	Class L Common Units				10/10/2024		81,934	852,220	1,224,269
									$852,220	$1,224,269
IT Services
GoldenSource	(j)	Class A Membership Interests				10/10/2024		327,445	441,589	942,037
Voyatek	(j)	Class C LP Units				10/10/2024		1,337	404,003	—
									$845,592	$942,037
Professional Services
Foundation Source	(j)	Class A LP Interests				10/10/2024		1,824	2,003	2,765
Foundation Source	(j)	Class B LP Interests				10/10/2024		1,822,812	2,002,691	2,762,718
Lighthouse	(j)	LP Interest				10/10/2024		3,519	6,701,864	7,952,868
									$8,706,558	$10,718,351
Software
Allyant	(i)(j)	Common Shares				10/10/2024		5	1,533,996	603,096
PracticeTek	(j)	LP Interests				10/10/2024		1,441,373	1,803,345	1,524,838
Tribute Technology	(j)	Class A-1 Units				10/10/2024		1,570	1,241,560	880,612
									$4,578,901	$3,008,546

Total Audax Private Credit Subsidiary, LLC Non-Controlled/Non-Affiliated Common Equity and Preferred Shares	$30,092,230	$45,240,881
Total Audax Private Credit Subsidiary, LLC Non-Controlled/Non-Affiliated Investments	$54,143,094	$61,113,462

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Fund, LLC (n)
Bank Loans (m)
Aerospace & Defense
API Technologies 2026		1st Lien Term Loan	S+	5.50%	9.58%	6/4/2026	6/3/2033	$2,493,750	$2,470,430	$2,487,516
API Technologies 2026	(g)(h)	1st Lien DDTL	S+	5.50%	9.58%	6/4/2026	6/3/2033	—	(3,117)	—
API Technologies 2026	(g)(h)	1st Lien Revolver	S+	5.50%	9.58%	6/4/2026	6/3/2033	—	(6,233)	—
GRVTY	(g)	1st Lien Term Loan	S+	4.75%	8.83%	5/18/2026	5/28/2033	1,500,000	1,485,229	1,488,750
GRVTY	(g)(h)	1st Lien DDTL	S+	4.75%	8.83%	5/18/2026	5/28/2033	—	(9,029)	—
GRVTY	(g)(h)	1st Lien Revolver	S+	4.75%	8.83%	5/18/2026	5/28/2033	—	(9,048)	—
Tronair 2025	(g)(h)	1st Lien Revolver	S+	3.75%	7.83%	12/18/2025	12/22/2032	—	(10,050)	—
Vantor	(g)(k)	1st Lien Term Loan	S+	4.25%	8.33%	2/27/2026	3/3/2033	1,995,000	1,967,223	2,002,830
									$5,885,405	$5,979,096
Automobile Components
BBB Industries	(g)(h)(k)	1st Lien DDTL	S+	6.00%	10.08%	1/20/2026	7/25/2029	—	(13,237)	—
									$(13,237)	$—
Building Products
Leaf Home	(g)(h)	1st Lien Revolver	S+	5.25%	9.33%	9/4/2025	9/4/2031	195,000	185,711	191,587
									$185,711	$191,587
Capital Markets
Allworth Financial	(g)	Unitranche Term Loan	S+	5.00%	9.08%	6/30/2026	6/30/2033	3,086,124	3,039,833	3,052,850
Allworth Financial	(g)(h)	Unitranche DDTL	S+	5.00%	9.08%	6/30/2026	6/30/2033	—	(10,651)	—
Allworth Financial	(g)(h)	Unitranche Revolver	S+	5.00%	9.08%	6/30/2026	6/30/2033	—	(7,101)	—
Modern Wealth	(g)	1st Lien Term Loan	S+	5.25%	9.33%	5/22/2026	8/27/2032	1,496,250	1,474,554	1,481,781
Modern Wealth	(g)	1st Lien DDTL	S+	5.25%	9.33%	5/22/2026	8/27/2032	1,097,250	1,081,465	1,086,639
Modern Wealth	(g)(h)	1st Lien DDTL	S+	5.25%	9.33%	5/22/2026	8/27/2032	256,667	245,665	254,185
NewEdge	(g)	1st Lien Term Loan	S+	5.00%	9.08%	8/3/2026	8/8/2033	2,857,143	2,828,750	2,835,714
NewEdge	(g)(h)	1st Lien DDTL	S+	5.00%	9.08%	8/3/2026	8/8/2033	175,000	170,653	173,688
NewEdge	(g)(h)	1st Lien Revolver	S+	5.00%	9.08%	8/3/2026	8/8/2033	—	(3,849)	—
Steward Partners	(g)	1st Lien Term Loan	S+	4.75%	8.83%	6/13/2025	8/15/2033	3,235,294	3,202,941	3,211,029
Steward Partners	(g)(h)	1st Lien DDTL	S+	4.75%	8.83%	6/13/2025	8/15/2033	—	(15,882)	—
Steward Partners	(g)(h)	1st Lien Revolver	S+	4.75%	8.83%	6/13/2025	8/15/2033	—	(12,825)	—
									$11,993,553	$12,095,886

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Fund, LLC (n) (continued)
Bank Loans (m) (continued)
Chemicals
EspriGas	(g)(k)	1st Lien Term Loan	S+	4.50%	8.58%	9/30/2026	9/30/2033	3,364,583	3,330,938	3,330,938
EspriGas	(g)(h)(k)	1st Lien Revolver	S+	4.50%	8.58%	9/30/2026	9/30/2033	—	(17,708)	—
Shrieve	(g)	Unitranche Term Loan	S+	6.00%	10.08%	6/18/2025	10/30/2030	994,981	976,566	987,518
									$4,289,796	$4,318,456
Commercial Services & Supplies
Apex Companies	(g)(h)	1st Lien DDTL	S+	5.00%	9.08%	11/21/2025	1/31/2030	272,630	267,213	269,904
Aqualis	(g)	1st Lien Term Loan	S+	4.75%	8.83%	4/13/2026	4/19/2032	500,000	495,218	498,750
Aqualis	(g)(h)	1st Lien DDTL	S+	4.75%	8.83%	4/13/2026	4/19/2032	—	(4,914)	—
Aqualis	(g)(h)	1st Lien Revolver	S+	4.75%	8.83%	4/13/2026	4/19/2032	—	(2,957)	—
Beacon Communications	(g)	1st Lien Term Loan	S+	4.75%	8.83%	3/31/2026	4/2/2032	1,496,250	1,482,138	1,485,926
Beacon Communications	(g)(h)	1st Lien DDTL	S+	4.75%	8.83%	3/31/2026	4/2/2032	—	(9,602)	—
Beacon Communications	(g)(h)	1st Lien Revolver	S+	4.75%	8.83%	3/31/2026	4/2/2032	—	(7,652)	—
Brown & Root	(g)(h)	1st Lien Revolver	S+	5.00%	9.08%	10/3/2025	10/3/2030	353,571	334,026	350,920
Capital Consultants Management Corporation	(g)	Unitranche DDTL	S+	5.00%	9.08%	7/8/2025	11/3/2031	2,229,225	2,218,620	2,229,225
Certified Collision Group	(g)(h)	Unitranche Revolver	S+	4.50%	8.58%	12/30/2025	12/30/2032	—	(12,130)	—
Denali Water Solutions 2025	(g)(h)	1st Lien Revolver	S+	4.75%	8.83%	11/13/2025	11/19/2032	288,462	278,350	287,740
Eagle Fire	(g)(h)	1st Lien DDTL	S+	4.25%	8.33%	7/15/2025	7/15/2032	778,679	767,347	774,785
Eagle Fire	(g)(h)	1st Lien Revolver	S+	4.50%	8.58%	7/15/2025	7/15/2032	67,308	59,513	66,971
Healthcare Linen Services Group	(g)(h)	Unitranche DDTL	S+	4.75%	8.83%	2/2/2026	2/2/2033	1,863,175	1,844,946	1,863,175
Healthcare Linen Services Group	(g)(h)	Unitranche Revolver	S+	4.75%	8.83%	2/2/2026	2/2/2033	—	(7,306)	—
HeartLand	(g)(h)	1st Lien Revolver	S+	4.75%	8.83%	11/5/2025	12/12/2029	326,742	319,768	320,207
HeartLand	(g)(h)	1st Lien DDTL	S+	4.75%	8.83%	11/5/2025	12/12/2029	106,119	79,711	103,996
Kenco	(g)	1st Lien Term Loan	S+	4.25%	8.33%	9/25/2026	11/15/2029	1,081,284	1,070,481	1,078,581
Kenco	(g)(h)	1st Lien Revolver	S+	4.25%	8.33%	9/25/2026	11/15/2029	139,022	129,385	138,675
Kept	(g)(h)	1st Lien DDTL	S+	5.00%	9.08%	5/27/2026	4/30/2029	770,022	716,871	764,247
Kept	(g)(h)	1st Lien Revolver	S+	5.25%	9.33%	5/27/2026	4/30/2029	127,273	121,988	126,318
LRS Holdings	(g)	1st Lien Term Loan	S+	3.75%	7.83%	7/30/2026	8/5/2033	4,000,000	3,960,967	3,970,000
O6 Environmental	(g)(h)	1st Lien DDTL	S+	4.50%	8.58%	8/5/2025	8/5/2032	—	(7,946)	—
O6 Environmental	(g)(h)	1st Lien Revolver	S+	4.50%	8.58%	8/5/2025	8/5/2032	—	(13,748)	—
SavATree		Unitranche Term Loan	S+	5.00%	9.08%	5/14/2026	6/6/2031	331,016	331,016	328,533

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Fund, LLC (n) (continued)
Bank Loans (m) (continued)
Commercial Services & Supplies (continued)
Vortex Companies	(g)(h)	1st Lien DDTL	S+	5.00%	9.08%	9/30/2026	9/4/2029	—	(15,000)	—
Vortex Companies	(g)	1st Lien Term Loan	S+	5.00%	9.08%	4/1/2026	9/4/2029	1,486,829	1,467,254	1,486,829
Weed Man	(g)(i)(k)	1st Lien Term Loan	S+	4.75%	8.83%	9/18/2026	9/30/2032	1,203,505	1,191,470	1,191,470
Weed Man	(g)(i)(k)	1st Lien Term Loan	S+	4.75%	8.83%	9/18/2026	9/30/2032	418,940	296,441	291,431
Weed Man	(g)(h)(i)(k)	1st Lien DDTL	S+	4.75%	8.83%	9/18/2026	9/30/2032	—	(5,015)	—
Weed Man	(g)(h)(i)(k)	1st Lien Revolver	S+	4.75%	8.83%	9/18/2026	9/30/2032	—	(7,522)	—
									$17,338,931	$17,627,683
Construction & Engineering
DynaGrid	(g)	1st Lien Term Loan	S+	4.75%	8.83%	7/31/2026	2/13/2032	3,491,162	3,456,250	3,491,162
Gallo Mechanical	(g)(h)	1st Lien Revolver	S+	4.75%	8.83%	7/31/2025	8/2/2032	761,801	739,425	759,897
Gallo Mechanical	(g)(h)	1st Lien DDTL	S+	4.75%	8.83%	7/31/2025	8/2/2032	498,101	486,879	496,856
Hicks Lightning Protection	(g)(k)	1st Lien Term Loan	S+	5.00%	9.08%	7/31/2026	8/12/2033	4,000,000	3,960,000	3,960,000
Hicks Lightning Protection	(g)(h)(k)	1st Lien DDTL	S+	5.00%	9.08%	7/31/2026	8/12/2033	—	(5,997)	—
Hicks Lightning Protection	(g)(h)(k)	1st Lien Revolver	S+	5.00%	9.08%	7/31/2026	8/12/2033	—	(26,002)	—
HR Green	(g)(h)	1st Lien DDTL	S+	5.25%	9.33%	4/1/2026	1/28/2030	—	(12,673)	—
Legacy Service Partners	(g)(h)	1st Lien DDTL	S+	4.50%	8.58%	11/10/2025	11/10/2031	26,303	23,337	26,171
Legacy Service Partners	(g)(h)	1st Lien Revolver	S+	4.50%	8.58%	11/7/2025	11/10/2031	—	(657)	—
Lindsay Precast	(g)(h)	1st Lien DDTL	S+	4.75%	8.83%	5/22/2025	12/16/2032	—	(6,553)	—
Lindsay Precast	(g)(h)	1st Lien Revolver	S+	4.75%	8.83%	12/15/2025	12/16/2032	—	(11,827)	—
PaveMasters	(g)	1st Lien Term Loan	S+	4.75%	8.83%	7/30/2026	7/31/2033	1,705,882	1,688,945	1,697,353
PaveMasters	(g)(h)	1st Lien DDTL	S+	4.75%	8.83%	7/30/2026	7/31/2033	—	(4,380)	—
PaveMasters	(g)(h)	1st Lien Revolver	S+	4.75%	8.83%	7/30/2026	7/31/2033	—	(4,088)	—
Pond	(g)	Unitranche Term Loan	S+	5.00%	9.08%	4/24/2026	12/12/2032	2,487,500	2,459,910	2,462,625
Pond	(g)(h)	Unitranche Revolver	S+	4.50%	8.58%	4/24/2026	12/12/2032	55,263	51,822	54,711
Pond	(g)(h)	1st Lien DDTL	S+	5.00%	9.08%	9/24/2026	12/12/2032	—	(5,000)	—
Prime Electric	(g)	Unitranche Term Loan	S+	4.50%	8.58%	4/2/2026	12/31/2031	995,000	976,144	992,513
Prime Electric	(g)(h)	Unitranche Revolver	S+	4.50%	8.58%	4/30/2026	12/31/2031	40,773	40,140	40,671
RailPros	(g)(h)	Unitranche DDTL	S+	4.25%	8.33%	5/22/2025	5/24/2032	377,053	370,037	377,053
									$14,175,712	$14,359,012
Consumer Staples Distribution & Retail
Avita Pharmacy	(g)(h)	Unitranche Revolver	S+	4.00%	8.08%	11/4/2025	8/6/2030	—	(12,872)	—
									$(12,872)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Fund, LLC (n) (continued)
Bank Loans (m) (continued)
Containers & Packaging
Novvia Group	(g)(h)	Unitranche Revolver	S+	5.25%	9.33%	6/13/2025	1/31/2031	151,592	146,420	151,592
Precision Concepts	(g)(h)	Unitranche Revolver	S+	4.75%	8.83%	7/31/2025	8/2/2032	130,920	125,695	130,593
									$272,115	$282,185
Diversified Consumer Services
Aptive Environmental	(g)(h)	1st Lien Revolver	S+	4.75%	8.83%	10/15/2025	10/15/2032	136,434	129,035	134,899
Aptive Environmental	(g)(h)	1st Lien DDTL	S+	4.75%	8.83%	10/15/2025	10/15/2032	—	(1,912)	—
Southeast Lineman Training Center	(g)(h)	1st Lien DDTL	S+	5.00%	9.08%	12/22/2025	1/3/2030	—	(55,670)	—
Super-Sod	(g)(h)	1st Lien Revolver	S+	4.75%	8.83%	2/27/2026	3/10/2032	—	(13,270)	—
									$58,183	$134,899
Diversified Telecommunication Services
CallTower 2026	(g)(h)(k)	1st Lien Term Loan	S+	5.00%	9.08%	9/24/2026	4/1/2033	—	(25,867)	—
CallTower 2026	(g)(h)(k)	1st Lien DDTL	S+	5.00%	9.08%	9/24/2026	4/1/2033	—	(6,633)	—
									$(32,500)	$—
Electric Utilities
Vector Power	(k)	1st Lien Term Loan	S+	4.75%	8.83%	8/14/2026	8/23/2032	4,000,000	3,960,000	3,960,000
Vector Power	(h)(k)	1st Lien DDTL	S+	4.75%	8.83%	8/14/2026	8/23/2032	—	(6,138)	—
Vector Power	(h)(k)	1st Lien Revolver	S+	4.75%	8.83%	8/14/2026	8/23/2032	—	(7,374)	—
									$3,946,488	$3,960,000
Electrical Equipment
Industrial Electric Manufacturing	(h)	1st Lien DDTL	S+	4.75%	8.83%	12/3/2025	12/3/2031	—	(2,585)	—
TryStar	(h)	1st Lien DDTL	S+	4.25%	8.33%	1/5/2026	8/6/2031	—	(11,786)	—
TryStar	(h)	1st Lien Revolver	S+	4.25%	8.33%	1/6/2026	8/6/2031	—	(5,778)	—
									$(20,149)	$—
Electronic Equipment, Instruments & Components
Creation Technologies 2026	(k)	1st Lien Term Loan	S+	5.25%	9.33%	8/25/2026	9/6/2033	2,857,143	2,829,090	2,828,571
Creation Technologies 2026	(h)(k)	1st Lien Revolver	S+	5.25%	9.33%	8/25/2026	9/4/2031	68,571	57,311	67,886
Creation Technologies 2026	(h)(k)	1st Lien DDTL	S+	5.25%	9.33%	8/25/2026	9/6/2033	—	(5,653)	—
Synapse ITS	(h)(k)	1st Lien DDTL	S+	4.75%	8.83%	9/30/2026	10/3/2033	—	(5,821)	—
Synapse ITS	(h)(k)	Unitranche Term Loan	S+	4.75%	8.83%	9/30/2026	10/3/2033	—	(23,284)	—
Synapse ITS	(h)(k)	Unitranche Revolver	S+	4.75%	8.83%	9/30/2026	10/3/2033	—	(6,791)	—

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Fund, LLC (n) (continued)
Bank Loans (m) (continued)
Electronic Equipment, Instruments & Components (continued)
TRG Solutions		Unitranche DDTL	S+	4.25%	8.33%	1/5/2026	1/5/2032	2,399,160	2,377,975	2,399,160
TRG Solutions	(h)	1st Lien Revolver	S+	4.25%	8.33%	1/5/2026	1/5/2032	240,000	225,392	240,000
Vivax Metrotech		1st Lien Term Loan	S+	4.75%	8.83%	8/24/2026	8/26/2032	1,600,000	1,584,000	1,588,000
Vivax Metrotech	(h)	1st Lien DDTL	S+	4.75%	8.83%	8/24/2026	8/26/2032	—	(5,927)	—
Vivax Metrotech	(h)	1st Lien Revolver	S+	4.75%	8.83%	8/24/2026	8/26/2032	—	(11,825)	—
									$7,014,467	$7,123,617
Energy Equipment & Services
Allied Power Group	(g)	Unitranche Term Loan	S+	5.00%	9.08%	8/11/2026	5/16/2030	1,055,901	1,045,570	1,055,901
Allied Power Group	(g)	Unitranche Term Loan	S+	5.00%	9.08%	4/3/2026	5/16/2030	819,192	810,866	819,192
Allied Power Group	(g)	Unitranche DDTL	S+	5.00%	9.08%	4/3/2026	5/16/2030	675,000	667,969	675,000
Allied Power Group	(g)	Unitranche DDTL	S+	5.00%	9.08%	8/11/2026	5/16/2030	322,981	319,806	322,981
Allied Power Group	(g)(h)	Unitranche DDTL	S+	5.00%	9.08%	8/11/2026	5/16/2030	—	(3,014)	—
									$2,841,197	$2,873,074
Financial Services
Embark	(g)(h)	1st Lien DDTL	S+	4.50%	8.58%	9/2/2025	9/2/2032	2,507,400	2,479,758	2,501,132
Embark	(g)(h)	1st Lien Revolver	S+	4.50%	8.58%	9/2/2025	9/2/2032	108,000	100,336	107,730
Merchant Industry & Valor PayTech	(g)(h)	1st Lien DDTL	S+	4.75%	8.83%	9/19/2025	9/19/2031	636,814	626,553	636,814
Merchant Industry & Valor PayTech	(g)(h)	1st Lien Revolver	S+	4.75%	8.83%	9/19/2025	9/19/2031	—	(4,187)	—
									$3,202,460	$3,245,676
Food Products
MBC Companies	(g)(h)	1st Lien Revolver	S+	3.75%	7.83%	5/8/2026	7/7/2028	8,693	8,288	8,606
									$8,288	$8,606
Health Care Equipment & Supplies
Alcresta	(g)(h)	Unitranche DDTL	S+	5.50%	9.58%	12/4/2025	3/12/2031	1,699,392	1,659,046	1,695,144
Alcresta	(g)(h)	Unitranche Revolver	S+	5.50%	9.58%	12/4/2025	3/12/2031	104,794	100,952	104,532
Dragonfly Health	(g)	1st Lien Term Loan	S+	4.75%	8.83%	6/30/2026	6/30/2033	4,000,000	3,960,000	3,970,000
Dragonfly Health	(g)(h)	1st Lien DDTL	S+	4.75%	8.83%	6/30/2026	6/30/2033	—	(4,766)	—
Dragonfly Health	(g)(h)	1st Lien Revolver	S+	4.75%	8.83%	6/30/2026	6/30/2033	—	(9,533)	—
									$5,705,699	$5,769,676

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Fund, LLC (n) (continued)
Bank Loans (m) (continued)
Health Care Providers & Services
Accurate Neuromonitoring	(g)	Unitranche Term Loan	S+	5.50%	9.58%	3/13/2026	3/13/2031	2,437,500	2,397,158	2,437,500
Accurate Neuromonitoring	(g)(h)	Unitranche Revolver	S+	5.50%	9.58%	3/13/2026	3/13/2031	—	(7,627)	—
Accurate Neuromonitoring	(g)(h)	1st Lien DDTL	S+	5.50%	9.58%	3/13/2026	3/13/2031	—	(5,731)	—
AIS Healthcare	(g)	1st Lien Term Loan	S+	5.00%	9.08%	6/2/2026	6/4/2032	4,000,000	3,942,182	3,957,407
AIS Healthcare	(g)(h)	1st Lien DDTL	S+	5.00%	9.08%	6/2/2026	6/4/2032	—	(24,978)	—
AIS Healthcare	(g)(h)	1st Lien Revolver	S+	5.00%	9.08%	6/2/2026	6/4/2032	—	(11,627)	—
APT Healthcare	(g)(h)	Unitranche DDTL	S+	4.50%	8.58%	9/30/2025	9/30/2031	—	(5,965)	—
APT Healthcare	(g)(h)	Unitranche Revolver	S+	4.50%	8.58%	9/30/2025	9/30/2031	—	(11,692)	—
Caregiver 2026	(g)(k)	1st Lien Term Loan	S+	6.25%	10.33%	9/30/2026	7/1/2029	2,050,633	2,025,000	2,025,000
Caregiver 2026	(g)(h)(k)	1st Lien DDTL	S+	6.25%	10.33%	9/30/2026	7/1/2029	—	(11,867)	—
Clearway Pain Solutions	(g)(h)	1st Lien DDTL	S+	5.50%	9.58%	9/22/2025	8/30/2030	1,407,816	1,381,041	1,393,738
Clearway Pain Solutions	(g)(h)	1st Lien Revolver	S+	5.50%	9.58%	9/22/2025	8/30/2030	342,602	320,964	339,176
Cornerstone Caregiving	(g)	1st Lien Term Loan	S+	4.75%	8.83%	3/25/2026	4/1/2032	2,500,000	2,476,366	2,481,250
Cornerstone Caregiving	(g)(h)	1st Lien Revolver	S+	4.75%	8.83%	3/25/2026	4/1/2032	—	(5,657)	—
CuraLinc Healthcare	(g)	1st Lien Term Loan	S+	4.50%	8.58%	3/31/2026	8/1/2030	2,985,000	2,944,523	2,985,000
Dane Street	(g)	1st Lien Term Loan	S+	4.50%	8.58%	3/24/2026	3/28/2033	2,000,000	1,980,501	2,000,000
Dane Street	(g)(h)	1st Lien DDTL	S+	4.50%	8.58%	3/24/2026	3/28/2033	—	(11,270)	—
Dane Street	(g)(h)	1st Lien Revolver	S+	4.50%	8.58%	3/24/2026	3/28/2033	—	(10,486)	—
EyeSouth Partners	(g)(h)	Unitranche DDTL	S+	5.50%	9.58%	4/29/2026	10/5/2029	—	(80,000)	—
MB2 Dental Solutions	(g)(h)	Unitranche DDTL	S+	5.50%	9.58%	3/4/2026	2/13/2031	984,628	964,242	982,167
MDpanel	(g)(h)	Unitranche DDTL	S+	5.50%	9.58%	9/25/2026	8/2/2029	—	(10,000)	—
OB Hospitalist Group 2026	(g)	1st Lien Term Loan	S+	5.50%	9.58%	6/2/2026	1/31/2031	3,980,000	3,942,360	3,950,150
OB Hospitalist Group 2026	(g)(h)	1st Lien Revolver	S+	5.50%	9.58%	6/2/2026	1/31/2031	95,040	86,160	94,327
Relevate Health	(g)(k)	1st Lien Term Loan	S+	4.75%	8.83%	7/30/2026	8/5/2032	3,428,571	3,394,945	3,394,286
Relevate Health	(g)(h)(k)	1st Lien DDTL	S+	4.75%	8.83%	7/30/2026	8/5/2032	—	(8,366)	—
Relevate Health	(g)(h)(k)	1st Lien Revolver	S+	4.75%	8.83%	7/30/2026	8/5/2032	—	(8,374)	—
Riccobene Associates Family Dentistry	(g)(h)	1st Lien DDTL	S+	5.00%	9.08%	6/6/2025	10/31/2030	2,746,446	2,693,509	2,746,446
Riccobene Associates Family Dentistry	(g)(h)	1st Lien Revolver	S+	4.75%	8.83%	6/6/2025	10/31/2030	—	(8,100)	—
Sequel Ortho (fka OrthoNebraska)	(g)(h)	Unitranche Revolver	S+	5.00%	9.08%	10/10/2024	7/31/2028	42,857	40,926	42,857
Specialized Dental	(g)(h)	1st Lien DDTL	S+	4.50%	8.58%	10/30/2025	11/1/2028	—	(14,508)	—
Specialized Dental	(g)(h)	1st Lien Revolver	S+	4.50%	8.58%	10/30/2025	11/1/2028	—	(4,226)	—
Summit Spine & Joint Centers	(g)(h)	Unitranche DDTL	S+	4.75%	8.83%	6/13/2025	3/25/2031	1,287,687	1,257,722	1,287,687
Summit Spine & Joint Centers	(g)(h)	Unitranche Revolver	S+	4.75%	8.83%	6/13/2025	3/25/2031	—	(22,283)	—
									$29,584,842	$30,116,991

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Fund, LLC (n) (continued)
Bank Loans (m) (continued)
Health Care Technology
AGS Health	(g)(h)	Unitranche DDTL	S+	4.25%	8.33%	4/1/2026	8/2/2032	—	(1,241)	—
AGS Health	(g)(h)	Unitranche DDTL	S+	4.25%	8.33%	7/31/2025	8/2/2032	—	(682)	—
AGS Health	(g)(h)	Unitranche Revolver	S+	4.25%	8.33%	7/31/2025	8/2/2032	—	(836)	—
AGS Health	(g)(h)	Unitranche Revolver	S+	4.25%	8.33%	7/31/2025	8/2/2032	—	(477)	—
Avalon	(g)(h)	1st Lien Revolver	S+	4.50%	8.58%	12/31/2025	12/31/2031	—	(13,140)	—
MatrixCare	(g)(k)	1st Lien Term Loan	S+	4.75%	8.83%	8/31/2026	9/1/2033	4,287,500	4,245,228	4,244,625
MatrixCare	(g)(h)(k)	1st Lien DDTL	S+	4.75%	8.83%	8/31/2026	9/1/2033	—	(7,811)	—
MatrixCare	(g)(h)(k)	1st Lien Revolver	S+	4.75%	8.83%	8/31/2026	9/1/2033	—	(6,249)	—
VaxCare	(g)(h)	Unitranche Revolver	S+	4.50%	8.58%	6/16/2025	6/17/2032	—	(5,519)	—
									$4,209,273	$4,244,625
Insurance
EPIC Insurance 2021	(g)(h)	Unitranche DDTL	S+	4.50%	8.58%	2/18/2026	9/29/2028	728,000	718,429	720,720
									$718,429	$720,720
Internet Software & Services
Argano	(g)(h)	1st Lien DDTL	S+	5.50%	9.58%	12/3/2025	9/13/2029	2,585,376	2,528,655	2,559,522
Dun & Bradstreet	(g)(h)	Unitranche Revolver	S+	5.50%	9.58%	8/26/2025	8/26/2032	150,000	145,764	149,625
									$2,674,419	$2,709,147
IT Services
Accion Labs	(g)	1st Lien Term Loan	S+	4.75%	8.83%	6/29/2026	5/23/2029	1,995,000	1,975,050	1,995,000
Amplix	(g)(h)	1st Lien DDTL	S+	4.50%	8.58%	7/13/2026	10/18/2029	1,290,000	1,254,314	1,290,000
Centre Technologies	(g)	1st Lien Term Loan	S+	4.75%	8.83%	6/18/2026	6/22/2033	1,500,000	1,485,064	1,488,750
Centre Technologies	(g)(h)	1st Lien DDTL	S+	4.75%	8.83%	6/18/2026	6/22/2033	—	(4,430)	—
Centre Technologies	(g)(h)	1st Lien Revolver	S+	4.75%	8.83%	6/18/2026	6/22/2033	—	(4,509)	—
Centroid	(g)(k)	1st Lien Term Loan	S+	5.00%	9.08%	7/4/2026	7/11/2033	2,291,667	2,268,777	2,268,750
Centroid	(g)(h)(k)	1st Lien DDTL	S+	5.00%	9.08%	7/4/2026	7/11/2033	—	(7,052)	—
Centroid	(g)(h)(k)	1st Lien Revolver	S+	5.00%	9.08%	7/4/2026	7/11/2033	375,000	362,891	371,250
Med Tech Solutions	(g)(h)	Unitranche DDTL	S+	5.25%	9.33%	6/3/2025	6/3/2032	—	(22,308)	—
Med Tech Solutions	(g)(h)	Unitranche Revolver	S+	5.25%	9.33%	6/3/2025	6/3/2032	—	(13,164)	—
MetroStar + Steampunk	(g)(k)	1st Lien Term Loan	S+	5.25%	9.33%	9/15/2026	9/15/2033	3,144,928	3,097,821	3,097,753
MetroStar + Steampunk	(g)(h)(k)	1st Lien Revolver	S+	5.25%	9.33%	9/15/2026	9/15/2031	—	(5,319)	—
Network Connex	(g)	1st Lien Term Loan	S+	4.25%	8.33%	6/12/2026	7/1/2033	4,000,000	3,960,422	3,970,000
VC3	(g)(h)	Unitranche DDTL	S+	5.00%	9.08%	12/22/2025	3/12/2029	—	(93,132)	—
									$14,254,425	$14,481,503

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Fund, LLC (n) (continued)
Bank Loans (m) (continued)
Leisure Products
PlayPower 2025	(g)(h)	Unitranche Revolver	S+	5.50%	9.58%	7/25/2025	10/29/2030	198,923	184,649	195,939
									$184,649	$195,939
Life Sciences Tools & Services
TechData	(g)(k)	1st Lien Term Loan	S+	5.00%	9.08%	6/22/2026	7/1/2032	2,992,500	2,962,860	2,962,575
TechData	(g)(h)(k)	1st Lien Revolver	S+	5.00%	9.08%	6/22/2026	7/1/2032	155,172	149,164	153,621
TechData	(g)(h)(k)	1st Lien DDTL	S+	5.00%	9.08%	6/22/2026	7/1/2032	—	(11,330)	—
									$3,100,694	$3,116,196
Machinery
80/20	(g)(h)	Unitranche DDTL	S+	4.50%	8.58%	12/12/2025	12/13/2032	—	(8,361)	—
80/20	(g)(h)	Unitranche Revolver	S+	4.50%	8.58%	12/12/2025	12/13/2032	—	(10,163)	—
Voeller Mixers	(g)(h)	1st Lien DDTL	S+	4.75%	8.83%	11/25/2025	11/25/2032	—	(7,590)	—
Voeller Mixers	(g)(h)	1st Lien Revolver	S+	4.75%	8.83%	11/25/2025	11/25/2032	271,318	259,915	266,570
									$233,801	$266,570
Media
Encore	(g)	1st Lien Term Loan	S+	5.00%	9.08%	3/17/2026	12/5/2031	1,979,887	1,886,365	1,974,937
Encore	(g)(h)	1st Lien Revolver	S+	5.00%	9.08%	3/17/2026	12/5/2029	250,488	222,160	249,862
Klick Health	(g)(i)	Unitranche Term Loan	S+	4.75%	8.83%	6/17/2026	11/5/2032	2,000,000	1,990,108	1,985,000
Klick Health	(g)(h)(i)	Unitranche DDTL	S+	5.00%	9.08%	6/17/2026	11/5/2032	—	(9,765)	—
									$4,088,868	$4,209,799
Metals & Mining
Forged Solutions	(g)(i)	1st Lien Term Loan	S+	4.75%	8.83%	2/27/2026	2/25/2033	1,496,250	1,481,779	1,488,769
Forged Solutions	(g)(h)(i)	1st Lien Revolver	S+	4.75%	8.83%	2/27/2026	2/25/2033	—	(7,658)	—
									$1,474,121	$1,488,769
Personal Care Products
Western Botanicals	(g)	1st Lien Term Loan	S+	4.75%	8.83%	7/31/2026	2/3/2032	1,171,875	1,157,405	1,163,086
Western Botanicals	(g)(h)	1st Lien Revolver	S+	4.50%	8.58%	7/31/2026	2/3/2032	60,662	58,382	60,207
Western Botanicals	(g)(h)	1st Lien DDTL	S+	5.00%	9.08%	7/31/2026	2/3/2032	—	(9,950)	—
									$1,205,837	$1,223,293

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Fund, LLC (n) (continued)
Bank Loans (m) (continued)
Professional Services
Accuris	(g)(k)	1st Lien Term Loan	S+	4.25%	8.33%	8/12/2026	9/23/2031	4,000,000	3,940,000	3,940,000
Aprio	(g)(h)	1st Lien DDTL	S+	4.75%	8.83%	12/23/2025	8/1/2031	206,887	195,230	205,853
Ascend Partner Services	(g)	1st Lien DDTL	S+	4.50%	8.58%	8/7/2025	8/11/2031	7,978,074	7,914,965	7,838,458
Corestream	(g)(h)	1st Lien Revolver	S+	5.00%	9.08%	6/30/2026	6/30/2033	—	(7,236)	—
Crowe	(g)	1st Lien Term Loan	S+	5.50%	9.58%	5/13/2026	6/22/2033	2,500,000	2,475,157	2,481,250
Crowe	(g)(h)	1st Lien DDTL	S+	5.50%	9.58%	5/13/2026	6/22/2033	—	(5,339)	—
Crowe	(g)(h)	1st Lien Revolver	S+	5.50%	9.58%	5/13/2026	6/22/2033	—	(5,346)	—
Eide Bailey	(g)	1st Lien Term Loan	S+	5.00%	9.08%	7/29/2026	7/29/2033	4,333,333	4,290,566	4,300,833
Eide Bailey	(g)(h)	1st Lien DDTL	S+	5.00%	9.08%	7/29/2026	7/29/2033	—	(12,908)	—
Eide Bailey	(g)(h)	1st Lien Revolver	S+	5.00%	9.08%	7/29/2026	7/29/2033	—	(17,211)	—
Engage Fi	(g)(k)	1st Lien Term Loan	S+	4.75%	8.83%	8/14/2026	8/18/2033	4,878,788	4,830,068	4,830,000
Engage Fi	(g)(h)(k)	1st Lien DDTL	S+	4.75%	8.83%	8/14/2026	8/18/2033	—	(6,972)	—
Engage Fi	(g)(h)(k)	1st Lien Revolver	S+	4.75%	8.83%	8/14/2026	8/18/2033	—	(6,974)	—
Frazier & Deeter	(g)	1st Lien DDTL	S+	4.50%	8.58%	2/19/2026	5/3/2032	3,488,013	3,477,004	3,479,292
Frazier & Deeter	(g)(h)	1st Lien DDTL	S+	4.50%	8.58%	8/26/2026	5/2/2032	32,593	20,729	32,512
Frazier & Deeter	(g)(h)	1st Lien Revolver	S+	4.75%	8.83%	8/26/2026	5/2/2031	—	(1,127)	—
OptionMetrics	(g)(k)	1st Lien Term Loan	S+	5.25%	9.33%	7/31/2026	8/4/2032	4,130,435	4,079,388	4,078,803
OptionMetrics	(g)(h)(k)	1st Lien Revolver	S+	5.25%	9.33%	7/31/2026	8/4/2032	—	(10,612)	—
Prime Pensions	(g)(h)	Unitranche DDTL	S+	4.75%	8.83%	10/10/2024	2/26/2030	1,858,032	1,816,981	1,858,032
Proceed	(g)	Unitranche Term Loan	S+	4.50%	8.58%	3/31/2026	3/31/2032	1,492,500	1,478,440	1,485,038
Proceed	(g)(h)	Unitranche DDTL	S+	4.50%	8.58%	3/31/2026	3/31/2032	924,688	911,218	920,064
Proceed	(g)(h)	Unitranche Revolver	S+	4.50%	8.58%	3/31/2026	3/31/2032	—	(1,921)	—
Prosperity Partners	(g)(k)	1st Lien Term Loan	S+	4.75%	8.83%	8/17/2026	8/17/2033	3,208,333	3,176,341	3,176,250
Prosperity Partners	(g)(h)(k)	1st Lien DDTL	S+	4.75%	8.83%	8/17/2026	8/17/2033	—	(15,868)	—
Prosperity Partners	(g)(h)(k)	1st Lien Revolver	S+	4.75%	8.83%	8/17/2026	8/17/2033	—	(5,749)	—
Repario	(g)	1st Lien Term Loan	S+	5.25%	9.33%	6/2/2026	6/4/2032	997,500	978,231	980,144
Repario	(g)(h)	1st Lien DDTL	S+	5.25%	9.33%	6/2/2026	6/4/2032	283,784	278,127	278,846
									$39,765,182	$39,885,375
Software
AIA Contract Documents	(g)(h)	1st Lien Revolver	S+	4.75%	8.83%	7/2/2025	7/2/2031	—	(10,865)	—
FMG Suite	(g)(h)	Unitranche DDTL	S+	4.50%	8.58%	9/9/2025	9/9/2032	—	(7,618)	—
FMG Suite	(g)(h)	Unitranche Revolver	S+	4.50%	8.58%	9/9/2025	9/9/2032	—	(8,687)	—

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Fund, LLC (n) (continued)
Bank Loans (m) (continued)
Software (continued)
Gurobi Optimization	(g)	Unitranche Term Loan	S+	5.50%	9.58%	8/12/2026	9/10/2031	2,500,000	2,469,238	2,481,250
Mitratech	(g)(h)	Unitranche DDTL	S+	4.75%	8.83%	12/2/2025	12/2/2031	—	(1,052)	—
Mitratech	(g)(h)	Unitranche Revolver	S+	4.75%	8.83%	12/2/2025	12/2/2031	—	(1,590)	—
PayByPhone	(g)(i)	Unitranche Term Loan	S+	4.25%	8.33%	3/31/2026	3/31/2033	2,985,000	2,956,494	2,985,000
PayByPhone	(g)(h)(i)	Unitranche DDTL	S+	4.75%	8.83%	6/2/2025	3/31/2033	—	(12,426)	—
PayByPhone	(g)(h)(i)	Unitranche Revolver	S+	4.75%	8.83%	9/9/2025	3/31/2033	—	(15,510)	—
PKWARE	(g)(h)	Unitranche Revolver	S+	4.50%	8.58%	6/2/2025	6/3/2030	—	(16,717)	—
Unison Global	(g)	Unitranche DDTL	S+	5.00%	9.08%	10/10/2024	9/19/2028	603,111	602,555	600,096
									$5,953,822	$6,066,346
Trading Companies & Distributors
Apex Service Partners	(g)(h)	1st Lien DDTL	S+	4.75%	8.83%	11/21/2025	10/24/2030	2,450,973	2,427,436	2,444,844
Bearing Distributors	(g)	1st Lien Term Loan	S+	5.25%	9.33%	7/30/2026	7/31/2032	2,745,690	2,705,049	2,725,097
Bearing Distributors	(g)(h)	1st Lien Revolver	S+	5.25%	9.33%	7/30/2026	7/31/2032	57,905	54,892	57,471
Bearing Distributors	(g)(h)	1st Lien Revolver	S+	5.25%	9.33%	7/30/2026	7/31/2032	—	(1,475)	—
Bearing Distributors	(g)(h)	1st Lien DDTL	S+	5.25%	9.33%	7/30/2026	7/31/2032	—	(3,370)	—
EIS	(g)(h)	1st Lien DDTL	S+	4.50%	8.58%	5/18/2026	11/5/2031	—	(16,356)	—
Levata	(g)(h)	1st Lien DDTL	S+	5.00%	9.08%	8/20/2025	12/21/2027	—	(3,165)	—
R.F. Fager	(g)(h)	1st Lien DDTL	S+	5.00%	9.08%	5/22/2025	3/4/2030	711,043	702,424	705,710
Radwell	(g)(h)	Unitranche DDTL	S+	4.75%	8.83%	3/9/2026	4/1/2030	444,171	418,224	441,951
SupplyHouse	(g)(h)	1st Lien Revolver	S+	4.00%	8.08%	7/1/2025	7/1/2032	—	(5,150)	—
Volt Purchaser	(g)	1st Lien Term Loan	S+	5.00%	9.08%	8/21/2026	8/24/2033	4,000,000	3,960,156	3,970,000
Volt Purchaser	(g)(h)	1st Lien Revolver	S+	5.00%	9.08%	8/21/2026	8/24/2033	353,933	338,913	351,278
Volt Purchaser	(g)(h)	1st Lien DDTL	S+	5.00%	9.08%	8/21/2026	8/24/2033	—	(6,922)	—
									$10,570,656	$10,696,351
Water Utilities
Scruggs Company	(g)	1st Lien Term Loan	S+	5.00%	9.08%	4/23/2026	4/23/2032	1,496,250	1,482,073	1,485,948
Scruggs Company	(g)(h)	1st Lien DDTL	S+	5.00%	9.08%	4/23/2026	4/23/2032	—	(7,816)	—
Scruggs Company	(g)(h)	1st Lien Revolver	S+	5.00%	9.08%	4/23/2026	4/23/2032	—	(6,269)	—
USG Water Solutions	(g)	1st Lien Term Loan	S+	4.75%	8.83%	5/29/2026	6/1/2033	2,500,000	2,475,588	2,487,500
USG Water Solutions	(g)(h)	1st Lien DDTL	S+	4.75%	8.83%	5/29/2026	6/1/2033	—	(5,356)	—
USG Water Solutions	(g)(h)	1st Lien Revolver	S+	4.75%	8.83%	5/29/2026	6/1/2033	—	(8,504)	—

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Fund, LLC (n) (continued)
Bank Loans (m) (continued)
Water Utilities (continued)
Vessco Water	(g)(h)	Unitranche DDTL	S+	4.25%	8.33%	11/3/2025	7/24/2031	532,470	524,407	531,139
Vessco Water	(g)(h)	Unitranche Revolver	S+	4.25%	8.33%	11/3/2025	7/24/2031	—	(2,563)	—
									$4,451,560	$4,504,587
Total Audax Private Credit Fund, LLC Non-Controlled/Non-Affiliated Bank Loans									$199,309,825	$201,895,664

Common Equity and Preferred Shares
Commercial Services & Supplies
Certified Collision Group	(j)	Class A Units				12/30/2025		774	$774,031	$918,066
Eagle Fire	(j)	Units				7/14/2025		833,333	833,333	719,269
Russell Landscape Group	(j)	Class A Units				10/10/2024		156	15,600	23,625
									$1,622,964	$1,660,960
Construction & Engineering
Hicks Lightning Protection	(j)	Class A Units				8/11/2026		110,000	110,000	110,000
									$110,000	$110,000
Diversified Consumer Services
Super-Sod	(j)	Class A Units				2/23/2026		120,000	120,000	120,000
									$120,000	$120,000
Electric Utilities
Vector Power	(j)	Class A Units				8/21/2026		60,000	60,000	60,000
									$60,000	$60,000
Electronic Equipment, Instruments & Components
TRG Solutions	(j)	Class A Units				1/5/2026		120,000	120,000	140,975
									$120,000	$140,975
Financial Services
Embark	(j)	Common Units				9/2/2025		100,931	100,931	113,890
									$100,931	$113,890
Health Care Providers & Services
Relevate Health	(j)	Class B Units				8/5/2026		218,750	218,750	218,750
									$218,750	$218,750
IT Services
Centroid	(j)	Class B Units				7/10/2026		50,000	50,000	50,000
Med Tech Solutions	(j)	Class A Units				6/3/2025		183,293	183,293	171,429
									$233,293	$221,429

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Fund, LLC (n) (continued)
Common Equity and Preferred Shares (continued)
Life Sciences Tools & Services
TechData	(j)	Class A Common Stock				6/30/2026		90,000	90,000	90,000
									$90,000	$90,000
Machinery
80/20	(j)	Class A Units				12/11/2025		90,000	90,000	99,463
									$90,000	$99,463
Personal Care Products
Western Botanicals	(j)	LP Interests				7/31/2026		322,621	322,621	335,382
									$322,621	$335,382
Professional Services
Corestream	(j)	LP Interests				7/31/2026		24,212	242,121	242,121
Eide Bailey	(j)	LP Interests				7/30/2026		99,280	99,280	99,256
Engage Fi	(j)	Class A-1 Units				8/18/2026		70,000	70,000	70,000
OptionMetrics	(j)	Class A Units				8/3/2026		50,000	50,000	50,000
									$461,401	$461,377
Software
PayByPhone	(i)(j)	LP Interests				4/28/2026		130,000	130,000	213,995
									$130,000	$213,995
Trading Companies & Distributors
Bearing Distributors	(j)	LP Interests				7/27/2026		165,079	165,079	165,079
									$165,079	$165,079
Total Audax Private Credit Fund, LLC Non-Controlled/Non-Affiliated Common Equity and Preferred Shares									$3,845,039	$4,011,300
Total Audax Private Credit Fund, LLC Non-Controlled/Non-Affiliated Investments									$203,154,864	$205,906,964

Non-Controlled/Non-Affiliated Investments (continued)
APCF Equity, LLC (n)
Common Equity and Preferred Shares
Capital Markets
Modern Wealth	(j)	Common Units				7/31/2025		2,619	$55,000	$55,000
									$55,000	$55,000
Commercial Services & Supplies
Beacon Communications	(j)	Common Units				4/1/2026		37,500	37,500	37,500
Industrial Service Group	(j)	Class A Units				10/10/2024		622	1,058,917	1,088,178
Industrial Service Group	(j)	Class A-1 Units				3/10/2025		39	56,373	52,150
O6 Environmental	(j)	Common Units				8/5/2025		448	448,009	496,846
Russell Landscape Group	(j)	Class A Units				10/10/2024		5,528	552,762	837,124
									$2,153,561	$2,511,798

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Non-Controlled/Non-Affiliated Investments (continued)
APCF Equity, LLC (n) (continued)
Common Equity and Preferred Shares (continued)
Construction & Engineering
Gallo Mechanical	(j)	Units				7/31/2025		840,000	774,522	1,001,541
									$774,522	$1,001,541
Containers & Packaging
Novvia Group	(j)	Common Units				10/10/2024		28,290	650,105	523,564
									$650,105	$523,564
Diversified Consumer Services
Kalkomey	(j)	Class A Units				10/10/2024		116,815	1,168,155	1,124,517
									$1,168,155	$1,124,517
Financial Services
Merchant Industry & Valor PayTech	(j)	Class A Units				9/19/2025		1,500	150,000	139,591
									$150,000	$139,591
Health Care Providers & Services
Accurate Neuromonitoring	(j)	Common Units				5/1/2026		400,000	380,102	844,660
APT Healthcare	(j)	Class A-5 Common Units				9/30/2025		74,211	100,000	207,732
Dane Street	(j)	Class A Units				3/24/2026		90	90,000	95,652
Sequel Ortho (fka OrthoNebraska)	(j)	LP Interests				10/10/2024		34,285	328,148	499,551
									$898,250	$1,647,595
Health Care Technology
Avalon	(j)	Class A-1 Units				12/31/2025		90,000	90,000	86,448
									$90,000	$86,448
Hotels, Restaurants & Leisure
Taymax Group	(j)	Class A Units				10/10/2024		12,729	2,543,230	2,789,764
									$2,543,230	$2,789,764
Professional Services
Cherry Bekaert	(j)	Class A Units				10/10/2024		618,019	777,055	1,823,949
Prime Pensions		LP Interests				10/10/2024		668,564	611,258	609,135
Magna Legal Services	(j)	Class A Units				10/10/2024		14,607	1,577,591	2,417,761
									$2,965,904	$4,850,845
Software
Cast & Crew (fka Backstage)	(j)	Class A-3 Units				10/10/2024		5,801	406,596	2,193,338
									$406,596	$2,193,338
Water Utilities
Scruggs Company	(j)	Class A-1 Units				4/23/2026		30,000	30,000	30,000
									$30,000	$30,000
Total APCF Equity, LLC Non-Controlled/Non-Affiliated Common Equity and Preferred Shares									$11,885,323	$16,954,001
Total APCF Equity, LLC Non-Controlled/Non-Affiliated Investments									$11,885,323	$16,954,001
Total Non-Controlled/Non-Affiliated Portfolio Investments									$1,176,874,580	$1,196,284,062

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par / Shares	Cost of Investment	Fair Value of Investment
Affiliated Investments
Audax Private Credit Fund, LLC (n)
Bank Loans (m)
Health Care Equipment & Supplies
Visor Buyer, Inc.	(l)	1st Lien Term Loan	S+	6.50%	10.58%	12/15/2025	12/15/2031	$3,254,466	$3,254,466	$3,254,466
									$3,254,466	$3,254,466
Total Audax Private Credit Fund, LLC Affiliated Bank Loans									$3,254,466	$3,254,466

Common Equity and Preferred Shares
Health Care Equipment & Supplies
Visor Buyer, Inc.	(j)(l)	Class A-1 Common Stock				12/15/2025		4,522,622	$4,522,622	$762,850
									$4,522,622	$762,850
Total Audax Private Credit Fund, LLC Affiliated Common Equity and Preferred Shares									$4,522,622	$762,850
Total Audax Private Credit Fund, LLC Affiliated Investments									$7,777,088	$4,017,316

Affiliated Investments (continued)
APCF Equity, LLC (n)
Bank Loans (m)
Diversified Consumer Services
Heritage Partners	(g)(j)(l)	Unitranche Term Loan	S+	0.00%	3.79% PIK	10/10/2024	12/22/2026	$13,125,161	$12,783,688	$6,102,545
Heritage Partners	(g)(j)(l)	Unitranche DDTL	S+	0.00%	3.79% PIK	10/10/2024	12/22/2026	6,181,543	6,020,720	2,874,109
Heritage Partners	(l)	1st Lien Term Loan	S+	0.00%	3.79% PIK	7/9/2025	9/29/2028	2,056,483	2,056,483	2,056,483
Heritage Partners	(g)(j)(l)	Unitranche Revolver	S+	0.00%	3.79% PIK	10/10/2024	9/29/2028	2,525,827	2,497,668	1,174,384
									$23,358,559	$12,207,521
Total APCF Equity, LLC Affiliated Bank Loans									$23,358,559	$12,207,521

Common Equity and Preferred Shares
Diversified Consumer Services
Heritage Partners	(j)(l)	Merger Units				7/9/2025		196	$196	$—
									$196	$—
Total APCF Equity, LLC Affiliated Common Equity and Preferred Shares									$196	$—
Total APCF Equity, LLC Affiliated Investments									$23,358,755	$12,207,521
Total Affiliated Portfolio Investments									$31,135,843	$16,224,837
Total Portfolio Investments									$1,208,010,423	$1,212,508,899

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

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
(e)
At September 30, 2026, the cost of investments for income tax purposes was $1,208,010,423, the gross unrealized depreciation for federal tax purposes was $30,062,626, the gross unrealized appreciation for federal income tax purposes was $34,561,102, and the net unrealized appreciation was $4,498,476.
(f)
Investments within APCF SPV I, LLC are pledged as collateral to the Leverage Facility. Refer to Note 8 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
(g)
Includes a portion of original issue discount and payment-in-kind, where applicable. The interest rate shown was the current rate as of September 30, 2026 and changes periodically.
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
(i)
The company headquarters for Allyant, Klick Health, PayByPhone and Weed Man are located in Canada and the company headquarters for Forged Solutions is located in the United Kingdom.
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

The following table presents the Consolidated Schedule of Investments of the affiliates as of September 30, 2026:

Portfolio Company(1)	Investment Type	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2025	Gross additions (2)	Gross reductions (3)	Change in Unrealized Gain	Fair Value at September 30, 2026
Heritage Partners	Bank Loans	$2,456	$7,436,139	$—	$—	$(1,333,594)	$6,102,545
Heritage Partners	Bank Loans	—	3,502,190	—	—	(628,081)	2,874,109
Heritage Partners	Bank Loans	1,798	1,431,022	1,798	—	(258,436)	1,174,384
Heritage Partners	Bank Loans	91,540	1,964,942	91,541	—	—	2,056,483
Visor Buyer, Inc.	Bank Loans	261,574	3,276,299	—	(21,833)	—	3,254,466
Heritage Partners	Common Equity and Preferred Shares	—	—	—	—	—	—
Visor Buyer, Inc.	Common Equity and Preferred Shares	—	3,111,242	—	—	(2,348,392)	762,850
Total Affiliated investments		$357,368	$20,721,834	$93,339	$(21,833)	$(4,568,503)	$16,224,837

The accompanying notes are an integral part of these consolidated financial statements.

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

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

Audax Private Credit Fund, LLC

Consolidated Schedule of Investments (continued)

September 30, 2026

(Expressed in U.S. Dollars)

(unaudited)

The following shows the composition of the Fund’s portfolio at fair value by investment type and industry as of September 30, 2026:

Industry	Bank Loans Fair Value	% of NAV	Common and Preferred Equity Fair Value	% of NAV	Total Fair Value	% of Total Investments at Fair Value
Aerospace & Defense	$14,868,206	2.4%	$7,446,893	1.2%	$22,315,099	1.8%
Air Freight & Logistics	4,777,406	0.8%	—	0.0%	4,777,406	0.4%
Automobile Components	905,205	0.1%	—	0.0%	905,205	0.1%
Building Products	9,143,390	1.5%	—	0.0%	9,143,390	0.8%
Capital Markets	48,230,746	7.9%	55,000	0.0%	48,285,746	4.0%
Chemicals	10,589,674	1.7%	—	0.0%	10,589,674	0.9%
Commercial Services & Supplies	109,343,321	17.8%	4,837,579	0.8%	114,180,900	9.4%
Communications Equipment	4,807,397	0.8%	—	0.0%	4,807,397	0.4%
Construction & Engineering	88,285,363	14.4%	5,789,359	0.9%	94,074,722	7.8%
Consumer Staples Distribution & Retail	13,989,462	2.3%	6,632,227	1.1%	20,621,689	1.7%
Containers & Packaging	17,490,627	2.9%	523,564	0.1%	18,014,191	1.5%
Diversified Consumer Services	72,407,387	11.8%	3,759,307	0.6%	76,166,694	6.3%
Electric Utilities	3,960,000	0.6%	60,000	0.0%	4,020,000	0.3%
Electrical Equipment	6,563,764	1.1%	—	0.0%	6,563,764	0.5%
Electronic Equipment, Instruments & Components	18,031,938	3.0%	140,975	0.0%	18,172,913	1.5%
Energy Equipment & Services	11,926,689	1.9%	1,594,208	0.3%	13,520,897	1.1%
Financial Services	18,468,131	3.0%	253,481	0.0%	18,721,612	1.5%
Food Products	8,334,211	1.4%	64,180	0.0%	8,398,391	0.7%
Health Care Equipment & Supplies	40,585,461	6.6%	1,862,005	0.3%	42,447,466	3.5%
Health Care Providers & Services	140,011,950	22.8%	4,579,733	0.8%	144,591,683	11.9%
Health Care Technology	20,064,656	3.3%	86,448	0.0%	20,151,104	1.7%
Hotels, Restaurants & Leisure	9,877,738	1.6%	2,789,764	0.5%	12,667,502	1.0%
Insurance	25,542,732	4.2%	1,940,198	0.3%	27,482,930	2.3%
Interactive Media & Services	9,275,266	1.5%	—	0.0%	9,275,266	0.8%
Internet Software & Services	19,362,584	3.2%	1,224,269	0.2%	20,586,853	1.7%
IT Services	35,785,656	5.9%	1,163,466	0.2%	36,949,122	3.0%
Leisure Products	14,017,425	2.3%	—	0.0%	14,017,425	1.2%
Life Sciences Tools & Services	15,017,350	2.5%	90,000	0.0%	15,107,350	1.2%
Machinery	22,678,267	3.7%	99,463	0.0%	22,777,730	1.9%
Media	10,430,639	1.7%	—	0.0%	10,430,639	0.9%
Metals & Mining	10,093,350	1.7%	—	0.0%	10,093,350	0.8%
Oil, Gas & Consumable Fuels	835,642	0.1%	—	0.0%	835,642	0.1%
Personal Care Products	6,142,215	1.0%	335,382	0.1%	6,477,597	0.5%
Pharmaceuticals	7,940,000	1.3%	—	0.0%	7,940,000	0.7%
Professional Services	144,242,452	23.5%	16,030,573	2.6%	160,273,025	13.2%
Software	107,893,961	17.6%	5,415,879	0.9%	113,309,840	9.3%
Trading Companies & Distributors	31,780,929	5.2%	165,079	0.0%	31,946,008	2.6%
Water Utilities	11,838,677	1.9%	30,000	0.0%	11,868,677	1.0%
Total	$1,145,539,867	187.0%	$66,969,032	10.9%	$1,212,508,899	100.0%

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
Non-Controlled/Non-Affiliated Investments
APCF SPV I, LLC (f)
Bank Loans (m)
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
Non-Controlled/Non-Affiliated Investments (continued)
APCF SPV I, LLC (f) (continued)
Bank Loans (m) (continued)
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
Non-Controlled/Non-Affiliated Investments (continued)
APCF SPV I, LLC (f) (continued)
Bank Loans (m) (continued)
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
Non-Controlled/Non-Affiliated Investments (continued)
APCF SPV I, LLC (f) (continued)
Bank Loans (m) (continued)
Diversified Consumer Services (continued)
Kalkomey	(g)	Unitranche Term Loan	S+	5.00%	8.65%	10/10/2024	6/18/2031	16,964,012	16,693,979	16,964,012
Ned Stevens	(g)	Unitranche Term Loan	S+	5.00%	8.65%	10/10/2024	11/1/2029	15,199,767	15,197,985	15,199,767
RotoCo	(g)	Unitranche Term Loan	S+	5.50%	9.15%	10/10/2024	6/30/2028	12,917,534	12,891,406	9,315,091
RotoCo	(g)	Unitranche DDTL	S+	5.50%	9.15%	10/10/2024	6/30/2028	41,171	41,082	29,689
Southeast Lineman Training Center	(g)	1st Lien Term Loan	S+	5.25%	8.90%	8/18/2025	1/3/2030	5,985,000	5,900,927	5,985,000
									$60,348,732	$57,141,582
Electrical Equipment
Industrial Electric Manufacturing	(g)(h)(k)	1st Lien DDTL	S+	4.50%	8.15%	12/3/2025	12/3/2031	—	(2,807)	—
Industrial Electric Manufacturing	(g)(k)	1st Lien Term Loan	S+	4.50%	8.15%	12/3/2025	12/3/2031	5,862,840	5,834,618	5,833,525
									$5,831,811	$5,833,525
Energy Equipment & Services
Allied Power Group	(g)	Unitranche Term Loan	S+	5.00%	8.65%	10/10/2024	5/16/2030	7,096,991	6,951,671	7,096,991
Allied Power Group	(g)	Unitranche DDTL	S+	5.00%	8.65%	10/10/2024	5/16/2030	1,493,550	1,479,798	1,493,550
									$8,431,469	$8,590,541
Financial Services
AmpliFi	(g)	1st Lien Term Loan	S+	5.00%	8.65%	10/10/2024	4/23/2030	8,273,284	8,104,305	8,273,284
Aprio	(g)	1st Lien Term Loan	S+	4.75%	8.40%	4/25/2025	8/1/2031	2,709,875	2,683,927	2,682,776
Aprio	(g)(h)	1st Lien DDTL	S+	4.75%	8.40%	4/25/2025	8/1/2031	1,311,118	1,295,912	1,298,006
Ascend Partner Services	(g)(h)	1st Lien DDTL	S+	4.50%	8.15%	8/7/2025	8/11/2031	3,225,143	3,171,952	3,192,891
Cherry Bekaert	(g)	Unitranche Term Loan	S+	4.50%	8.15%	10/10/2024	6/28/2030	12,431,090	12,401,526	12,431,090
Cherry Bekaert	(g)	Unitranche DDTL	S+	4.50%	8.15%	10/10/2024	6/28/2030	6,375,112	6,355,845	6,375,112
Embark	(g)	1st Lien Term Loan	S+	4.50%	8.15%	9/2/2025	9/2/2032	4,488,750	4,445,568	4,455,084
Embark	(g)(h)	1st Lien DDTL	S+	4.50%	8.15%	9/2/2025	9/2/2032	—	(17,108)	—

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
Non-Controlled/Non-Affiliated Investments (continued)
APCF SPV I, LLC (f) (continued)
Bank Loans (m) (continued)
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
Non-Controlled/Non-Affiliated Investments (continued)
APCF SPV I, LLC (f) (continued)
Bank Loans (m) (continued)
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
Non-Controlled/Non-Affiliated Investments (continued)
APCF SPV I, LLC (f) (continued)
Bank Loans (m) (continued)
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
Non-Controlled/Non-Affiliated Investments (continued)
APCF SPV I, LLC (f) (continued)
Bank Loans (m) (continued)
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
Non-Controlled/Non-Affiliated Investments (continued)
APCF SPV I, LLC (f) (continued)
Bank Loans (m) (continued)
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
Non-Controlled/Non-Affiliated Investments (continued)
APCF SPV I, LLC (f) (continued)
Bank Loans (m) (continued)
Trading Companies & Distributors (continued)
Levata	(g)	1st Lien Term Loan	S+	5.00%	8.65%	8/20/2025	12/21/2027	4,871,073	4,829,705	4,846,717
Levata	(g)(h)	1st Lien DDTL	S+	5.00%	8.65%	8/20/2025	12/21/2027	—	(4,610)	—
Power Grid Components	(g)(k)	1st Lien Term Loan	S+	4.75%	8.40%	11/20/2025	12/2/2030	3,980,885	3,961,496	3,960,980
Power Grid Components	(g)	1st Lien Term Loan	S+	4.75%	8.40%	11/20/2025	11/29/2030	548,780	546,106	546,037
R.F. Fager	(g)	1st Lien Term Loan	S+	5.00%	8.65%	5/22/2025	3/4/2030	1,733,867	1,707,859	1,720,863
R.F. Fager	(g)(h)	1st Lien DDTL	S+	5.00%	8.65%	5/22/2025	3/4/2030	256,846	250,178	254,919
SupplyHouse	(g)	1st Lien Term Loan	S+	4.00%	7.65%	7/1/2025	7/1/2032	3,740,625	3,722,078	3,712,570
									$31,325,129	$31,385,410
Water Utilities
Vessco Water	(g)(h)	Unitranche DDTL	S+	4.50%	8.15%	11/3/2025	7/24/2031	—	(7,649)	—
Vessco Water	(g)	Unitranche Term Loan	S+	4.50%	8.15%	11/3/2025	7/24/2031	3,248,971	3,233,341	3,224,603
									$3,225,692	$3,224,603
Total APCF SPV I, LLC Non-Controlled/Non-Affiliated Bank Loans									$840,345,726	$840,381,115
Total APCF SPV I, LLC Non-Controlled/Non-Affiliated Investments									$840,345,726	$840,381,115

Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Subsidiary, LLC
Bank Loans (m) (continued)
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
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Subsidiary, LLC (continued)
Bank Loans (m) (continued)
Construction & Engineering
National Trench Safety	(g)(h)	Unitranche Revolver	S+	5.50%	9.15%	10/10/2024	12/3/2028	1,122,553	1,110,792	1,122,553
RailPros	(g)(h)	Unitranche Revolver	S+	4.25%	7.90%	5/22/2025	5/24/2032	—	(6,049)	—
									$1,104,743	$1,122,553
Diversified Consumer Services
Ned Stevens	(g)	Unitranche Term Loan	S+	5.00%	8.65%	10/10/2024	11/1/2029	2,861,826	2,859,982	2,861,826
Ned Stevens	(h)	Unitranche Revolver	S+	5.00%	8.65%	10/10/2024	11/1/2028	256,427	256,427	256,427
RotoCo	(g)(h)	Unitranche Revolver	S+	5.50%	9.15%	10/10/2024	6/30/2028	1,610,404	1,607,766	1,161,295
									$4,724,175	$4,279,548
Financial Services
Cherry Bekaert	(g)(h)	Unitranche Revolver	S+	4.50%	8.15%	10/10/2024	6/28/2030	—	(5,559)	—
Foundation Source	(h)	1st Lien Revolver	S+	5.00%	8.65%	10/10/2024	9/6/2029	257,681	257,681	257,681
									$252,122	$257,681
Health Care Equipment & Supplies
USMed-Equip	(g)(h)	Unitranche Revolver	S+	5.75%	9.40%	10/10/2024	5/24/2029	—	(5,860)	—
									$(5,860)	$—
Health Care Providers & Services
Hilco Vision	(j)	2nd Lien Term Loan	S+	6.00% PIK	9.67%	10/10/2024	4/21/2030	5,832,447	5,832,447	4,295,865
Hilco Vision	(h)(j)	2nd Lien Revolver	S+	6.00% PIK	9.67%	10/10/2024	4/21/2030	1,148,506	1,148,506	845,928
Sequel Ortho (fka OrthoNebraska)	(g)(h)	Unitranche Revolver	S+	5.00%	8.65%	10/10/2024	7/31/2028	—	(1,542)	—
									$6,979,411	$5,141,793
Hotels, Restaurants & Leisure
Taymax Group	(h)	1st Lien Revolver	S+	5.13%	8.78%	10/10/2024	7/31/2026	294,039	294,039	294,039
									$294,039	$294,039

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
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Subsidiary, LLC (continued)
Bank Loans (m) (continued)
Internet Software & Services
Power Digital	(g)(h)	Unitranche Revolver	S+	5.00%	8.65%	10/10/2024	3/11/2030	450,635	445,633	450,635
									$445,633	$450,635
IT Services
GoldenSource	(h)	Unitranche Revolver	S+	4.75%	8.40%	10/10/2024	5/12/2028	707,280	707,280	707,280
									$707,280	$707,280
Media
Allyant	(g)(h)(i)	Unitranche Revolver	S+	6.00%	9.65%	10/10/2024	10/30/2026	—	(4,935)	—
									$(4,935)	$—
Professional Services
Dwellworks	(g)(j)	1st Lien Term Loan	S+	10.32% PIK	12.32%	10/10/2024	3/31/2027	10,438,717	7,380,215	9,388,364
Dwellworks (Tranche B-1)	(g)(j)	1st Lien Term Loan	Fixed	18.00% PIK	20.00%	10/10/2024	3/31/2027	5,568,956	3,973,959	—
									$11,354,174	$9,388,364
Software
Lighthouse	(g)(h)	Unitranche Revolver	S+	5.00%	8.65%	10/10/2024	12/31/2029	—	(16,513)	—
Tribute Technology	(g)(h)	Unitranche Revolver	S+	6.50%	10.15%	10/10/2024	10/30/2028	1,131,285	1,131,276	1,131,285
									$1,114,763	$1,131,285
Trading Companies & Distributors
Industrial Service Group	(h)	Unitranche Revolver	S+	5.75%	9.40%	10/10/2024	12/7/2028	895,258	895,258	895,258
R.F. Fager	(g)(h)	1st Lien Revolver	S+	5.00%	8.65%	5/22/2025	3/4/2030	123,374	117,893	122,449
									$1,013,151	$1,017,707
Total Audax Private Credit Subsidiary, LLC Non-Controlled/Non-Affiliated Bank Loans									$33,388,610	$29,195,760

Common Equity and Preferred Shares
Aerospace & Defense
Blue Raven Solutions	(j)	Class A Units				10/10/2024		1,374,300	$—	$3,482,097
									$—	$3,482,097
Commercial Services & Supplies
ScentAir	(j)	Class A Units				10/10/2024		858,937	806,166	765,502
									$806,166	$765,502

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
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Subsidiary, LLC (continued)
Common Equity and Preferred Shares (continued)
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
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Subsidiary, LLC (continued)
Common Equity and Preferred Shares (continued)
IT Services
GoldenSource	(j)	Class A Membership Interests				10/10/2024		327,445	441,590	681,478
Voyatek	(j)	Class C LP Units				10/10/2024		1,337	404,004	446,288
									$845,594	$1,127,766
Media
Allyant	(i)(j)	Common Shares				10/10/2024		5	1,533,996	850,757
									$1,533,996	$850,757
Professional Services
Dwellworks	(j)	Preferred Units				10/10/2024		984,915	—	—
									$—	$—
Software
Lighthouse	(j)	LP Interests				10/10/2024		3,519	6,701,864	9,805,470
PracticeTek	(j)	LP Interests				10/10/2024		1,441,373	1,799,832	1,561,594
Tribute Technology	(j)	Class A-1 Units				10/10/2024		1,570	1,241,560	1,096,956
									$9,743,256	$12,464,020
Total Audax Private Credit Subsidiary, LLC Non-Controlled/Non-Affiliated Common Equity and Preferred Shares									$30,088,725	$40,113,069
Total Audax Private Credit Subsidiary, LLC Non-Controlled/Non-Affiliated Investments									$63,477,335	$69,308,829

Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Fund, LLC
Bank Loans (m)
Aerospace & Defense
Tronair 2025	(g)(h)(k)	1st Lien Revolver	S+	3.75%	7.40%	12/18/2025	12/22/2032	$—	$(11,209)	$—
									$(11,209)	$—
Building Products
Leaf Home	(g)(h)	1st Lien Revolver	S+	5.25%	8.90%	9/4/2025	9/4/2031	90,000	79,368	89,325
									$79,368	$89,325
Capital Markets
Steward Partners	(g)(h)	1st Lien Revolver	S+	4.75%	8.40%	6/13/2025	10/14/2028	—	(11,640)	—
									$(11,640)	$—
Commercial Services & Supplies
Brown & Root	(g)(h)(k)	1st Lien Revolver	S+	5.00%	8.65%	10/3/2025	10/3/2030	428,571	408,477	422,143
Certified Collision Group	(g)(h)(k)	Unitranche Revolver	S+	4.50%	8.15%	12/30/2025	12/30/2032	—	(13,533)	—
Denali Water Solutions 2025	(g)(h)	1st Lien Revolver	S+	4.75%	8.40%	11/13/2025	11/19/2032	418,269	406,878	415,132
Eagle Fire	(g)(h)	1st Lien Revolver	S+	4.50%	8.15%	7/15/2025	7/15/2032	—	(8,811)	—

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
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Fund, LLC (continued)
Bank Loans (m) (continued)
Commercial Services & Supplies (continued)
HeartLand	(g)(h)	1st Lien Revolver	S+	4.75%	8.40%	11/5/2025	12/12/2029	11,669	3,124	11,553
O6 Environmental	(g)(h)	1st Lien Revolver	S+	4.75%	8.40%	8/5/2025	8/5/2032	—	(15,492)	—
									$780,643	$848,828
Construction & Engineering
Gallo Mechanical	(g)(h)	1st Lien Revolver	S+	4.75%	8.40%	7/31/2025	8/2/2032	234,400	209,468	232,642
Legacy Service Partners	(g)(h)	1st Lien Revolver	S+	4.50%	8.15%	11/7/2025	11/10/2031	—	(867)	—
Lindsay Precast	(g)(h)(k)	1st Lien Revolver	S+	4.75%	8.40%	12/15/2025	12/16/2032	—	(13,204)	—
									$195,397	$232,642
Consumer Staples Distribution & Retail
Avita Pharmacy	(g)(h)	Unitranche Revolver	S+	4.25%	7.90%	11/4/2025	8/6/2030	—	(15,386)	—
									$(15,386)	$—
Containers & Packaging
Novvia Group	(g)(h)	Unitranche Revolver	S+	5.25%	8.90%	6/13/2025	1/31/2032	160,510	154,361	160,510
Precision Concepts	(g)(h)	Unitranche Revolver	S+	4.75%	8.40%	7/31/2025	8/2/2032	60,575	54,659	60,121
									$209,020	$220,631
Diversified Consumer Services
Aptive Environmental	(g)(h)	1st Lien Revolver	S+	4.75%	8.40%	10/15/2025	10/15/2032	—	(8,272)	—
Southeast Lineman Training Center	(g)(h)	1st Lien DDTL	S+	5.25%	8.90%	12/22/2025	1/3/2030	—	(68,499)	—
									$(76,771)	$—
Financial Services
Aprio	(g)(h)	1st Lien DDTL	S+	4.75%	8.40%	12/23/2025	8/1/2031	—	(12,442)	—
Embark	(g)(h)	1st Lien Revolver	S+	4.50%	8.15%	9/2/2025	9/2/2032	36,000	27,425	35,730

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
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Fund, LLC (continued)
Bank Loans (m) (continued)
Financial Services (continued)
Merchant Industry & Valor PayTech	(g)(h)	1st Lien Revolver	S+	4.75%	8.40%	9/19/2025	9/19/2031	146,438	141,677	145,222
									$156,660	$180,952
Health Care Equipment & Supplies
Alcresta	(g)(h)	Unitranche Revolver	S+	5.50%	9.15%	12/4/2025	3/12/2031	29,941	25,518	29,341
									$25,518	$29,341
Health Care Providers & Services
APT Healthcare	(g)(h)	Unitranche Revolver	S+	5.00%	8.65%	9/30/2025	9/30/2031	—	(13,424)	—
Clearway Pain Solutions	(g)(h)	1st Lien Revolver	S+	5.50%	9.15%	9/22/2025	8/31/2030	342,602	317,128	340,889
Riccobene Associates Family Dentistry	(g)(h)	1st Lien Revolver	S+	4.75%	8.40%	6/6/2025	10/31/2030	—	(9,571)	—
Sequel Ortho (fka OrthoNebraska)	(g)(h)	Unitranche Revolver	S+	5.00%	8.65%	10/10/2024	7/31/2028	—	(2,681)	—
Specialized Dental	(g)(h)	1st Lien Revolver	S+	4.75%	8.40%	10/30/2025	11/1/2028	—	(5,733)	—
Summit Spine & Joint Centers	(g)(h)	Unitranche Revolver	S+	4.75%	8.40%	6/13/2025	3/25/2031	113,619	87,780	113,619
									$373,499	$454,508
Health Care Technology
AGS Health	(g)(h)	Unitranche Revolver	S+	4.50%	8.15%	7/31/2025	8/2/2032	—	(1,486)	—
Avalon	(g)(h)	1st Lien Revolver	S+	4.50%	8.15%	12/31/2025	12/31/2031	—	(15,000)	—
Med Tech Solutions	(g)(h)	Unitranche Revolver	S+	5.25%	8.90%	6/3/2025	6/3/2032	—	(14,835)	—
VaxCare	(g)(h)	Unitranche Revolver	S+	4.50%	8.15%	6/16/2025	6/17/2032	—	(6,166)	—
									$(37,487)	$—
Internet Software & Services
Dun & Bradstreet	(g)(h)	Unitranche Revolver	S+	5.50%	9.15%	8/26/2025	8/26/2032	—	(4,773)	—
									$(4,773)	$—

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
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Fund, LLC (continued)
Bank Loans (m) (continued)
IT Services
VC3	(g)(h)	Unitranche DDTL	S+	5.10%	8.75%	12/22/2025	3/12/2029	—	(120,175)	—
									$(120,175)	$—
Leisure Products
PlayPower 2025	(g)(h)	Unitranche Revolver	S+	5.25%	8.90%	7/25/2025	10/29/2030	66,308	49,586	65,810
									$49,586	$65,810
Machinery
80/20	(g)(h)	Unitranche Revolver	S+	4.50%	8.15%	12/12/2025	12/13/2032	—	(11,340)	—
Voeller Mixers	(g)(h)	1st Lien Revolver	S+	4.75%	8.40%	11/25/2025	11/25/2032	—	(12,850)	—
									$(24,190)	$—
Software
AIA Contract Documents	(g)(h)	1st Lien Revolver	S+	4.75%	8.40%	7/2/2025	7/2/2031	—	(12,552)	—
FMG Suite	(g)(h)	Unitranche Revolver	S+	4.75%	8.40%	9/9/2025	9/9/2032	—	(9,737)	—
Mitratech	(g)(h)(k)	Unitranche Revolver	S+	4.75%	8.40%	12/2/2025	12/2/2031	—	(1,811)	—
PKWARE	(g)(h)	Unitranche Revolver	S+	4.50%	8.15%	6/2/2025	6/3/2030	—	(20,012)	—
									$(44,112)	$—
Trading Companies & Distributors
Apex Service Partners	(g)(h)	1st Lien DDTL	S+	4.75%	8.40%	11/21/2025	10/24/2030	—	(14,707)	—
SupplyHouse	(g)(h)	1st Lien Revolver	S+	4.00%	7.65%	7/1/2025	7/1/2032	—	(5,822)	—
									$(20,529)	$—
Water Utilities
Vessco Water	(g)(h)	Unitranche Revolver	S+	4.50%	8.15%	11/3/2025	7/24/2031	—	(2,873)	—
									$(2,873)	$—
Total Audax Private Credit Fund, LLC Non-Controlled/Non-Affiliated Bank Loans									$1,500,546	$2,122,037

Common Equity and Preferred Shares
Commercial Services & Supplies
Certified Collision Group	(j)	Class A Units				12/30/2025		774,031	$774,031	$774,031
Eagle Fire	(j)	Units				7/15/2025		833,333	833,333	618,860
									$1,607,364	$1,392,891
Financial Services
Embark	(j)	Common Units				9/2/2025		90,000	90,000	68,577
									$90,000	$68,577

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
Non-Controlled/Non-Affiliated Investments (continued)
Audax Private Credit Fund, LLC (continued)
Common Equity and Preferred Shares (continued)
Health Care Technology
Avalon	(j)	Class A-1 Units				12/31/2025		90,000	90,000	90,000
Med Tech Solutions	(j)	Class A Units				6/3/2025		166,163	166,164	160,849
									$256,164	$250,849
Machinery
80/20	(j)	Class A Units				12/11/2025		90,000	90,000	90,000
									$90,000	$90,000
Total Audax Private Credit Fund, LLC Non-Controlled/Non-Affiliated Common Equity and Preferred Shares									$2,043,528	$1,802,317
Total Audax Private Credit Fund, LLC Non-Controlled/Non-Affiliated Investments									$3,544,074	$3,924,354

Non-Controlled/Non-Affiliated Investments (continued)
APCF Equity, LLC
Common Equity and Preferred Shares
Commercial Services & Supplies
O6 Environmental	(j)	Common Units				8/5/2025		448	$448,009	$578,751
Russell Landscape Group	(j)	Class A Units				10/10/2024		5,528	552,762	811,830
									$1,000,771	$1,390,581
Construction & Engineering
Gallo Mechanical	(j)	Units				7/31/2025		840,000	830,186	948,839
									$830,186	$948,839
Containers & Packaging
Novvia Group	(j)	Common Units				10/10/2024		28,290	650,105	493,355
									$650,105	$493,355
Diversified Consumer Services
Kalkomey	(j)	Class A Units				10/10/2024		116,815	1,168,155	1,149,671
									$1,168,155	$1,149,671
Financial Services
Cherry Bekaert	(j)	Class A Units				10/10/2024		618,019	780,092	1,615,394
Merchant Industry & Valor PayTech	(j)	Class A Units				9/19/2025		1,500	150,000	150,000
Prime Pensions		LP Interests				10/10/2024		668,564	605,496	635,937
									$1,535,588	$2,401,331
Health Care Providers & Services
APT Healthcare	(j)	Class A-5 Common Units				9/30/2025		74,211	100,000	100,000
Sequel Ortho (fka OrthoNebraska)	(j)	LP Interests				10/10/2024		34,285	328,148	496,370
									$428,148	$596,370

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
Non-Controlled/Non-Affiliated Investments (continued)
APCF Equity, LLC (continued)
Common Equity and Preferred Shares (continued)
Hotels, Restaurants & Leisure
Taymax Group	(j)	Class A Units				10/10/2024		12,729	2,543,230	2,734,418
									$2,543,230	$2,734,418
Professional Services
Magna Legal Services	(j)	Class A Units				10/10/2024		14,607	1,577,591	2,448,502
									$1,577,591	$2,448,502
Software
Cast & Crew (fka Backstage)	(j)	Class A-3 Units				10/10/2024		5,801	406,596	2,193,340
									$406,596	$2,193,340
Trading Companies & Distributors
Industrial Service Group	(j)	Class A Units				10/10/2024		622	1,058,917	1,098,439
Industrial Service Group	(j)	Class A-1 Units				3/10/2025		19	25,961	33,463
									$1,084,878	$1,131,902
Total APCF Equity, LLC Non-Controlled/Non-Affiliated Common Equity and Preferred Shares									$11,225,248	$15,488,309
Total APCF Equity, LLC Non-Controlled/Non-Affiliated Investments									$11,225,248	$15,488,309
Total Non-Controlled/Non-Affiliated Portfolio Investments									$918,592,383	$929,102,607

Affiliated Investments
APCF SPV I, LLC (f)
Bank Loans (m)
Diversified Consumer Services
Heritage Partners	(g)(j)(l)	Unitranche Term Loan	S+	0.00%	3.65% PIK	10/10/2024	9/29/2028	$13,125,161	$12,783,688	$7,436,139
Heritage Partners	(g)(j)(l)	Unitranche DDTL	S+	0.00%	3.65% PIK	10/10/2024	9/29/2028	6,181,543	6,020,720	3,502,190
									$18,804,408	$10,938,329
Total APCF SPV I, LLC Affiliated Bank Loans									$18,804,408	$10,938,329
Total APCF SPV I, LLC Affiliated Investments									$18,804,408	$10,938,329

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
Affiliated Investments (continued)
Audax Private Credit Subsidiary, LLC
Bank Loans (m)
Diversified Consumer Services
Heritage Partners	(g)(j)(l)	Unitranche Revolver	S+	0.00%	3.65% PIK	10/10/2024	9/29/2028	$2,525,827	$2,495,870	$1,431,022
									$2,495,870	$1,431,022
Total Audax Private Credit Subsidiary, LLC Affiliated Bank Loans									$2,495,870	$1,431,022
Total Audax Private Credit Subsidiary, LLC Affiliated Investments									$2,495,870	$1,431,022

Affiliated Investments (continued)
Audax Private Credit Fund, LLC
Bank Loans (m)
Diversified Consumer Services
Heritage Partners	(j)(l)	1st Lien Term Loan	S+	0.00%	3.65% PIK	7/9/2025	9/29/2028	$1,964,942	$1,964,942	$1,964,942
									$1,964,942	$1,964,942
Health Care Equipment & Supplies
Visor Buyer, Inc.	(l)	Unitranche Term Loan	S+	6.50%	10.15%	12/15/2025	12/15/2031	3,276,299	3,276,299	3,276,299
									$3,276,299	$3,276,299
Total Audax Private Credit Fund, LLC Affiliated Bank Loans									$5,241,241	$5,241,241

Common Equity and Preferred Shares
Health Care Equipment & Supplies
Visor Buyer, Inc.	(j)(l)	Class A-1 Common Stock				12/15/2025		4,522,621	$4,522,622	$3,111,242
									$4,522,622	$3,111,242
Total Audax Private Credit Fund, LLC Affiliated Common Equity and Preferred Shares									$4,522,622	$3,111,242
Total Audax Private Credit Fund, LLC Affiliated Investments									$9,763,863	$8,352,483

Affiliated Investments (continued)
APCF Equity, LLC
Common Equity and Preferred Shares

Diversified Consumer Services
Heritage Partners	(j)(l)	Merger Units	7/9/2025	196	$196	$—
					$196	$—
Total APCF Equity, LLC Affiliated Common Equity and Preferred Shares					$196	$—
Total APCF Equity, LLC Affiliated Investments					$196	$-
Total Affiliated Portfolio Investments					$31,064,337	$20,721,834
Total Portfolio Investments					$949,656,720	$949,824,441

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

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements

September 30, 2026

(unaudited)

Note 1. Organization

Audax Private Credit Fund, LLC (formerly Audax Private Credit Fund, LP) (the “Fund”) is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act. The Fund intends to elect to be treated as a regulated investment company (“RIC”), as defined under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the "Code") and expects to qualify as a RIC annually thereafter.

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management of the Fund, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair presentation of financial statements for the interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for future periods. The accounting records of the Fund are maintained in U.S. dollars.

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

As of September 30, 2026 and December 31, 2025, APCF SPV I, LLC (the “SPV”), Audax Private Credit Subsidiary, LLC, and APCF Equity, LLC, Delaware limited liability companies (collectively with the SPV, the “Subsidiaries”), are wholly owned subsidiaries of the Fund that are consolidated. All intercompany balances and transactions have been eliminated in consolidation. The SPV is the borrower under the Fund’s Leverage Facility as discussed in Note 8 — Commitments and Contingencies.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2026

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

Cash and Cash Equivalents

Cash is stated at cost and cash equivalents are stated at fair value. The Fund considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at September 30, 2026 and December 31, 2025. The cash was not subject to any restrictions on withdrawal.

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

September 30, 2026

(unaudited)

•
Fifth, the valuation determinations of the Adviser’s valuation committees will be presented to the Adviser and then shared with the Fund’s chief executive officer and chief financial officer; and
•
Sixth, the Adviser will provide certain quarterly and annual reports to the Board.

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), is recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, a loan is placed on non-accrual status when management has reasonable doubt that the borrower will pay principal or interest in full. Generally, non-accrual loans are returned to accrual status when all past-due principal and interest have been paid in cash and, in management’s judgment, the borrower is likely to make principal and interest payments in the future. As of September 30, 2026, the Fund had 5 investments across 3 issuers on non-accrual, which represented 2.56% and 0.95% of the Fund's cost and fair market value, respectively. As of December 31, 2025, the Fund had 8 investments across 3 issuers on non-accrual, which represented 4.38% and 3.04% of the Fund's cost and fair market value, respectively.

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

As of September 30, 2026, the Fund held 3 investments that had a PIK interest component. As of December 31, 2025, the Fund held 3 investments that had a PIK interest component. For the three and nine months ended September 30, 2026, the Fund accrued PIK income in the amount of $44,475 and $136,011, respectively. For the three and nine months ended September 30, 2025, the Fund accrued PIK income in the amount of $0 and $1,015,825 and recorded settlement on previously receivable cash interest in the form of additional securities in the amount of $1,055,972 and $1,055,972, respectively.

As of September 30, 2026 and December 31, 2025, the Fund held $62,626,350 and $35,353,403 cash and cash equivalents. For the three and nine months ended September 30, 2026 and 2025, the Fund did not earn interest income related to cash.

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

September 30, 2026

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

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2026

(unaudited)

As of September 30, 2026, $1,109,186,186 of the Fund’s investments were valued using unobservable inputs, and $103,322,713 were valued using observable inputs. During the nine months ended September 30, 2026, $64,943,264 and $12,375,413 transferred into and out of Level 3, respectively.

As of December 31, 2025, $863,695,606 of the Fund’s investments were valued using unobservable inputs, and $86,128,835 of the Fund's investments were valued using observable inputs.

The following tables present the Fund’s investments carried at fair value as of September 30, 2026 and December 31, 2025, by caption on the Fund’s accompanying Consolidated Statements of Assets and Liabilities and by security type.

	Fair Value of Assets as of September 30, 2026
Assets	Level 1	Level 2	Level 3	Total
Unitranche Debt	$—	$3,596,451	$581,471,408	$585,067,859
First Lien Debt	—	99,726,262	460,745,746	560,472,008
Equity and Preferred Shares	—	—	66,969,032	66,969,032
Total	$—	$103,322,713	$1,109,186,186	$1,212,508,899

	Fair Value of Assets as of December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
Unitranche Debt	$—	$21,320,806	$567,732,131	$589,052,937
First Lien Debt	—	64,808,029	230,306,745	295,114,774
Second Lien Debt	—	—	5,141,793	5,141,793
Equity and Preferred Shares	—	—	60,514,937	60,514,937
Total	$—	$86,128,835	$863,695,606	$949,824,441

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Fund’s investments as of September 30, 2026.

September 30, 2026
	Fair Value	Valuation Approach	Unobservable Inputs (1)	Range	Weighted Average(3)
Unitranche Debt	$452,157,099	Analysis of trend in leverage	Maturity Modified Market Yield(2)	3.47% - 8.83%	7.12%
Unitranche Debt	10,151,037	Total Enterprise Value	EBITDA Multiple	9.00x	9.00x
Unitranche Debt	119,163,272	Matrix Pricing	Senior Leverage	1.87x - 7.75x	5.45x
			Total Leverage	1.87x - 8.22x	5.50x
			Interest Coverage	1.47x - 5.97x	2.19x
			Debt Service Coverage	1.23x - 3.29x	1.70x
			TEV Coverage	1.45x - 4.64x	2.42x
			Liquidity	74.61% - 221.26%	135.52%
			Spread Comparison	425bps - 600bps	499bps
First Lien Debt	167,902,328	Analysis of trend in leverage	Maturity Modified Market Yield(2)	5.54% - 8.41%	7.37%
First Lien Debt	8,008,984	Total Enterprise Value	EBITDA Multiple	0.00x - 12.47x	9.34x
First Lien Debt	284,834,434	Matrix Pricing	Senior Leverage	0.88x - 6.81x	4.53x
			Total Leverage	0.97x - 9.63x	4.77x
			Interest Coverage	1.25x - 8.01x	2.38x
			Debt Service Coverage	1.02x - 5.13x	1.85x
			TEV Coverage	1.48x - 13.35x	2.91x
			Liquidity	42.63% - 567.87%	136.82%
			Spread Comparison	375bps - 575bps	482bps
Equity and Preferred Shares	65,335,200	Total Enterprise Value	EBITDA Multiple	8.00x - 24.00x	14.34x
	$1,107,552,354

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2026

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

The table does not include $1,633,832 of other investments, which are valued at the purchase price.

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

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in market yields, discount rates, leverage, or EBITDA multiples, each in isolation, may change the fair value of certain of the Fund’s investments. Generally, an increase or decrease in market yields, discount rates or leverage or a decrease in EBITDA or EBITDA multiples may result in a corresponding decrease or increase, respectively, in the fair value of certain of the Fund’s investments.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2026

(unaudited)

The following tables provide the changes in fair value, broken out by security type, during the three and nine months ended September 30, 2026 and 2025 for all investments for which the Fund determines fair value using unobservable (Level 3) factors.

Three Months Ended September 30, 2026	Unitranche Debt	First Lien Debt	Equity and Preferred Shares	Total
Fair Value as of June 30, 2026	$570,156,724	$350,028,614	$60,691,864	$980,877,202
Transfers into Level 3	7,437,733	109,010,632	—	116,448,365
Transfers out of Level 3	—	(10,720,511)	—	(10,720,511)
Reclassification of investment types(d)	478,569	(478,569)	—	—
Net realized gain (loss)(a)	(10,428)	(10,017,735)	1,261	(10,026,902)
Net unrealized appreciation (depreciation)(b)	(795,705)	9,989,693	4,895,223	14,089,211
New investments, repayments and settlements:(c)
Purchase of investments	34,886,495	61,422,839	1,437,609	97,746,943
Proceeds from disposition and repayments of investments	(30,872,829)	(48,762,560)	(56,925)	(79,692,314)
Net amortization of premiums, PIK, discounts and fees	190,849	273,343	—	464,192
Fair Value as of September 30, 2026	$581,471,408	$460,745,746	$66,969,032	$1,109,186,186

(a)
Included in net realized gain (loss) on the accompanying Consolidated Statements of Operations for the three months ended September 30, 2026.
(b)
Included in net change in unrealized appreciation (depreciation) on the accompanying Consolidated Statements of Operations for the three months ended September 30, 2026.
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

Nine Months Ended September 30, 2026	Unitranche Debt	First Lien Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2025	$567,732,131	$230,306,745	$5,141,793	$60,514,937	$863,695,606
Transfers into Level 3	17,688,188	47,255,076	—	—	64,943,264
Transfers out of Level 3	—	(12,375,413)	—	—	(12,375,413)
Reclassification of investment types(d)	(34,966,069)	40,107,862	(5,141,793)	—	—
Net realized gain (loss)(a)	100	(9,970,178)	—	3,552	(9,966,526)
Net unrealized appreciation (depreciation)(b)	(1,609,872)	1,131,939	—	3,988,994	3,511,061
New investments, repayments and settlements:(c)
Purchase of investments	120,709,863	235,594,722	—	2,520,765	358,825,350
Proceeds from disposition and repayments of investments	(88,794,280)	(72,129,533)	—	(59,216)	(160,983,029)
Net amortization of premiums, PIK, discounts and fees	711,347	824,526	—	—	1,535,873
Fair Value as of September 30, 2026	$581,471,408	$460,745,746	$—	$66,969,032	$1,109,186,186

(a)
Included in net realized gain (loss) on the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2026.
(b)
Included in net change in unrealized appreciation (depreciation) on the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2026.
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

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2026

(unaudited)

Three Months Ended September 30, 2025	Unitranche Debt	First Lien Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of June 30, 2025	$495,370,428	$95,371,965	$5,721,374	$51,421,540	$647,885,307
Transfers into Level 3	3,299,999	2,967,678	—	523,370	6,791,047
Net realized gain (loss)(a)	3,756	12,025	—	342,412	358,193
Net unrealized appreciation (depreciation)(b)	(2,423,949)	143,215	(144,835)	2,575,165	149,596
New investments, repayments and settlements:(c)
Purchase of investments	24,938,031	40,270,007	617,722	1,683,111	67,508,871
Proceeds from disposition and repayments of investments	(47,473,332)	(1,871,478)	(171,590)	(2,214,490)	(51,730,890)
Net amortization of premiums, PIK, discounts and fees	916,140	83,137	—	—	999,277
Fair Value as of September 30, 2025	$474,631,073	$136,976,549	$6,022,671	$54,331,108	$671,961,401

(a)
Included in net realized gain (loss) on the accompanying Consolidated Statements of Operations for the three months ended September 30, 2025.
(b)
Included in net change in unrealized appreciation (depreciation) on the accompanying Consolidated Statements of Operations for the three months ended September 30, 2025.
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

Nine Months Ended September 30, 2025	Unitranche Debt	First Lien Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2024	$487,531,141	$112,846,004	$—	$50,597,621	$650,974,766
Reclassification of investment types(d)	—	(7,706,568)	5,718,231	1,988,337	—
Net realized gain (loss)(a)	27,898	13,309	—	1,204,193	1,245,400
Net unrealized appreciation (depreciation)(b)	(11,737,896)	(214,599)	(752,373)	4,734,521	(7,970,347)
New investments, repayments and settlements:(c)
Purchase of investments	101,463,784	66,938,242	1,372,717	2,346,964	172,121,707
Proceeds from disposition and repayments of investments	(103,842,219)	(35,917,113)	(457,573)	(6,540,528)	(146,757,433)
Net amortization of premiums, PIK, discounts and fees	1,188,365	1,017,274	141,669	—	2,347,308
Fair Value as of September 30, 2025	$474,631,073	$136,976,549	$6,022,671	$54,331,108	$671,961,401

(a)
Included in net realized gain (loss) on the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2025.
(b)
Included in net change in unrealized appreciation (depreciation) on the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2025.
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

During the three months ended September 30, 2026, $116,448,365 and $10,720,511 transferred into and out of Level 3, respectively, due to a decrease or increase in observable price inputs in the market for these securities and a corresponding need to utilize unobservable inputs. During the nine months ended September 30, 2026, $64,943,264 and $12,375,413 transferred into and out of Level 3, respectively, due to a decrease or increase in observable price inputs in the market for these securities and a corresponding need to utilize unobservable inputs. Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. Transfers into Level 3 represent situations when the valuation designee believes there is not sufficient market activity to support using a market quote to support fair value. Transfers out of Level 3 represent situations when the valuation designee believes there is sufficient market activity to support using a market quote to support fair value.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2026

(unaudited)

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

The change in unrealized value attributable to investments still held at September 30, 2026 and 2025 was $4,330,755 and $(6,554,725), respectively.

The following tables outline the Fund’s investments by security type as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Unitranche Debt	$592,905,067	49.08%	$585,067,859	48.25%
First Lien Debt	564,759,946	46.75%	560,472,008	46.23%
Equity and Preferred Shares	50,345,410	4.17%	66,969,032	5.52%
Total Investments	$1,208,010,423	100.00%	$1,212,508,899	100.00%

	December 31, 2025
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Unitranche Debt	$599,376,770	63.11%	$589,052,937	62.02%
First Lien Debt	295,418,678	31.11%	295,114,774	31.07%
Second Lien Debt	6,980,953	0.74%	5,141,793	0.54%
Equity and Preferred Shares	47,880,319	5.04%	60,514,937	6.37%
Total Investments	$949,656,720	100.00%	$949,824,441	100.00%

Investments at fair value were included in the following geographic regions of the United States as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$275,665,331	22.7%	$250,549,018	26.4%
Midwest	223,254,739	18.4%	158,701,692	16.7%
Southwest	201,496,368	16.6%	101,377,719	10.7%
Southeast	179,231,060	14.8%	113,616,930	11.9%
East	127,808,679	10.5%	113,622,924	12.0%
West	88,099,891	7.3%	121,931,251	12.8%
Canada(1)	39,715,432	3.3%	23,798,881	2.5%
Northwest	41,535,552	3.4%	36,002,045	3.8%
South	30,077,609	2.5%	30,223,981	3.2%
United Kingdom(2)	5,624,238	0.5%	—	0.0%
Total Investments	$1,212,508,899	100.0%	$949,824,441	100.0%
(1)
The company headquarters for Allyant, Klick Health, PayByPhone and Weed Man are located in Canada.
(2)
The company headquarters for Forged Solutions is located in the United Kingdom.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2026

(unaudited)

The geographic region indicates the location of the headquarters of the Fund’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Fund’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2026:

For the Fiscal Years Ending December 31	Amount
2026	$35,872,883
2027	10,117,681
2028	124,082,205
2029	130,639,467
2030	220,769,348
2031	225,726,643
Thereafter	424,813,438
Total contractual repayments	$1,172,021,665
Adjustment to cost basis on debt investments (a)	(14,356,652)
Total Cost Basis of Debt Investments Held at September 30, 2026:	$1,157,665,013

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

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2026

(unaudited)

For the three and nine months ended September 30, 2026, the Fund recorded Management Fees of $1,919,160 and $5,304,893, respectively, and waivers to the Management Fees of $0 and $0, respectively, as set forth within the accompanying Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Fund recorded Management Fees of $1,257,231 and $3,390,299, respectively, and waivers to the Management Fees of $0 and $973,233, respectively, as set forth within the accompanying Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, Management Fees payable was $1,919,160 and $1,392,622, respectively, and is included in Payable to Adviser on the Consolidated Statements of Assets and Liabilities.

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

September 30, 2026

(unaudited)

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

For the three and nine months ended September 30, 2026, the Fund recorded incentive fees related to net investment income of $1,675,144 and $4,308,937, respectively. For the three and nine months ended September 30, 2025, the Fund recorded incentive fees related to net investment income of $950,388 and $1,767,693, respectively. No incentive fees related to capital gains were incurred during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, Incentive Fees payable was $1,675,144 and $1,205,739, respectively, and is included in Incentive fee payable on the Consolidated Statements of Assets and Liabilities.

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

For the three and nine months ended September 30, 2026 and 2025, the Adviser elected to not charge administration fees of up to 0.20% of the net asset value of the Fund.

Prior to conversion to a BDC, the limited partners of the Partnership (the “Limited Partners”) were subject to a quarterly administration fee of 0.025% of the average aggregate asset value of the Partnership for administration services. The calculation for any period other than a full calendar year was adjusted on a pro-rata basis according to the actual number of days in such period. In accordance with the agreement of the Partnership, the Fund accrued administrative fees of $0 and $0, respectively, for the three and nine months ended September 30, 2026, as set forth within the accompanying Consolidated Statements of Operations. In accordance with the agreement of the Partnership, the Fund accrued administrative fees of $0 and $185,996, respectively, for the three and nine months ended September 30, 2025, as set forth within the accompanying Consolidated Statements of Operations.

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

September 30, 2026

(unaudited)

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

September 30, 2026

(unaudited)

Note 5. Net Increase in Net Assets Resulting from Operations Per Share

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Fund’s limited liability company interests, par value $0.001 per share (the “Shares”), for the nine months ended September 30, 2026 and for the period April 10, 2025 (date of Conversion) through September 30, 2025:

	Nine Months Ended September 30, 2026	For the period April 10, 2025 through September 30, 2025 (a)
Numerator for basic and diluted net increase in net assets resulting from operations per Share	$25,606,186	$7,949,934
Denominator for basic and diluted weighted average Shares	22,790,165	14,931,142
Basic and diluted net increase in net assets resulting from operations per Share	$1.12	$0.53

(a) Prior to April 10, 2025 (date of Conversion), the Partnership sold non-unitized limited partnership interests and neither the Fund, a Delaware limited liability company, nor the Shares were in existence. As a result, there is no comparable data for the nine months ended September 30, 2025.

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

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. As of September 30, 2026 and December 31, 2025, the Fund did not have any unrecognized tax benefits in the consolidated financial statements; nor is the Fund aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

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

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2026

(unaudited)

As of September 30, 2026, the Fund’s consolidated subsidiary, APCF Equity, LLC has a deferred tax asset of $2,507,308 and a deferred tax liability of $988,345 due to unrealized gains and losses. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of September 30, 2026, the deferred tax liability has been fully offset by the deferred tax asset and is $0 as presented on the Consolidated Statements of Assets and Liabilities. The remaining deferred tax assets have been fully offset by valuation allowances of $1,518,963. As of December 31, 2025, the Fund’s consolidated subsidiary, APCF Equity, LLC has a deferred tax liability of $1,017,037 due to net unrealized gains as presented on the Consolidated Statements of Assets and Liabilities. The deferred tax asset valuation allowance, if applicable, has been determined pursuant to the provisions of ASC Topic 740, including the Fund’s estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more-likely-than-not be realized. During the three and nine months ended September 30, 2026, no tax expenses and no interest and penalties were incurred.

Note 7. Equity

Since April 10, 2025, the Fund had the authority to issue an unlimited number of Shares. A shareholder shall have no liability in excess of its obligation to pay the purchase price for its Shares. For the period from April 10, 2025 (date of Conversion) through September 30, 2026, Share transaction activity is as follows:

	For the period from April 10, 2025 (date of Conversion) through September 30, 2026
Shares Issuance Date	Number of Shares	Aggregate Offering Proceeds
April 10, 2025 - initial conversion to unitized LLC	13,601,381	$340,034,511
June 12, 2025 - contributions during the period	1,385,809	35,000,000
August 1, 2025 - contributions during the period	893,212	22,500,000
September 1, 2025 - contributions during the period	768,927	19,500,000
November 3, 2025 - contributions during the period	1,265,416	31,500,000
December 1, 2025 - contributions during the period	519,231	13,000,000
January 2, 2026 - contributions during the period	2,015,084	50,500,000
February 1, 2026 - contributions during the period	456,132	11,500,000
April 1, 2026 - contributions during the period	2,025,357	50,000,000
July 1, 2026 - contributions during the period	1,718,451	42,200,000
Net increases	24,649,000	$615,734,511

The number of Shares issued and outstanding as of September 30, 2026 and December 31, 2025, were 24,649,000 and 18,433,976, respectively.

On September 1, 2026, the Fund offered to purchase up to 5% of its Shares outstanding as of June 30, 2026. The offer expired on September 29, 2026, and no Shares were validly tendered.

Investor Commitments

The following table summarizes the total capital commitments and unfunded capital commitments of Shares as of September 30, 2026 and December 31, 2025:

As of September 30, 2026		As of December 31, 2025
Capital Commitments	Unfunded Capital Commitments (1)	Capital Commitments	Unfunded Capital Commitments
$644,176,768	$42,191,869	$632,176,768	$184,391,869
(1)
Limited Partners that had uncalled capital prior to the Conversion may have their unfunded capital commitments called, alongside monthly subscriptions or intra-month, during the 18 months following the Conversion. As of September 30, 2026, the Fund had $42,191,869 in aggregated unfunded capital commitments from these partners which was fully called on October 1, 2026.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2026

(unaudited)

The following tables detail the activity of Shareholders’ Equity for the three and nine months ended September 30, 2026 and 2025:

Three Months Ended September 30, 2026	Partners' Capital	Shares at Par Value	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Shareholders' Equity
Balance as of June 30, 2026	$—	$22,931	$572,913,259	$(9,839,630)	$563,096,560
Net investment income	—	—	—	11,726,005	11,726,005
Net realized gain (loss) from investment transactions	—	—	—	(9,984,479)	(9,984,479)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	15,193,703	15,193,703
Net change in deferred income tax	—	—	—	1,131,332	1,131,332
Issuance of Shares	—	1,718	42,198,282	—	42,200,000
Distribution to Shareholders	—	—	—	(10,599,069)	(10,599,069)
Balance as of September 30, 2026	$—	$24,649	$615,111,541	$(2,372,138)	$612,764,052

Nine Months Ended September 30, 2026	Partners' Capital	Shares at Par Value	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Shareholders' Equity
Balance as of December 31, 2025	$—	$18,434	$460,917,756	$1,031,757	$461,967,947
Net investment income	—	—	—	30,162,558	30,162,558
Net realized gain (loss) from investment transactions	—	—	—	(9,913,759)	(9,913,759)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	4,340,350	4,340,350
Net change in deferred income tax	—	—	—	1,017,037	1,017,037
Issuance of Shares	—	6,215	154,193,785	—	154,200,000
Distribution to Shareholders	—	—	—	(29,010,081)	(29,010,081)
Balance as of September 30, 2026	$—	$24,649	$615,111,541	$(2,372,138)	$612,764,052

Three Months Ended September 30, 2025	Partners' Capital	Shares at Par Value	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Shareholders' Equity
Balance as of June 30, 2025	$—	$14,987	$375,019,524	$559,846	$375,594,357
Net investment income	—	—	—	6,652,717	6,652,717
Net realized gain (loss) from investment transactions	—	—	—	356,576	356,576
Net change in unrealized appreciation (depreciation) on investments	—	—	—	373,670	373,670
Net change in deferred income tax	—	—	—	7,124	7,124
Issuance of Shares	—	1,662	41,998,338	—	42,000,000
Distribution to Shareholders	—	—	—	(6,326,745)	(6,326,745)
Balance as of September 30, 2025	$—	$16,649	$417,017,862	$1,623,188	$418,657,699

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2026

(unaudited)

Nine Months Ended September 30, 2025	Partners' Capital	Shares at Par Value	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Shareholders' Equity
Balance as of December 31, 2024	$340,294,184	$—	$—	$—	$340,294,184
Conversion to unitized LLC	(340,034,511)	13,601	340,020,910	—	—
Net investment income	(259,673)	—	—	22,803,005	22,543,332
Net realized gain (loss) from investment transactions	—	—	—	1,239,749	1,239,749
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(7,744,762)	(7,744,762)
Net change in deferred income tax	—	—	—	(811,214)	(811,214)
Issuance of Shares	—	3,048	76,996,952	—	77,000,000
Distribution to Shareholders	—	—	—	(13,863,590)	(13,863,590)
Balance as of September 30, 2025	$—	$16,649	$417,017,862	$1,623,188	$418,657,699

Note 8. Commitments and Contingencies

Expense Support and Conditional Reimbursement

The Fund and the Adviser have entered into a Reimbursement Agreement. The Fund may be obligated to make a Reimbursement Payment to the Adviser for such expenses. As of September 30, 2026, the Fund did not have an obligation to repay expense support to the Adviser and did not record a liability on the Consolidated Statements of Assets and Liabilities. Refer to Note 4 — Related Party Transactions for more information on the Reimbursement Agreement.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s Inception:

For the Period Ended	Expense Payments by the Adviser	Reimbursement Payments to the Adviser	Cumulative Unreimbursed Expenses
December 31, 2024	$2,439,409	$(406,568)	$2,032,841
March 31, 2025	—	—	2,032,841
June 30, 2025	2,429,382	—	4,462,223
September 30, 2025	378,636	(537,873)	4,302,986
December 31, 2025	131,290	—	4,434,276
March 31, 2026	—	(400,000)	4,034,276
June 30, 2026	—	(193,121)	3,841,155
September 30, 2026	—	—	3,841,155
Total	$5,378,717	$(1,537,562)	$3,841,155

During the three and nine months ended September 30, 2026, the Fund did not incur expenses related to the Reimbursement Agreement. During the three and nine months ended September 30, 2025, the Fund incurred expenses of $378,636 and $2,808,018, respectively, related to the Reimbursement Agreement, all of which was paid by the Adviser and which may be reimbursed by the Fund at a later date and are included in the accompanying Consolidated Statements of Operations.

Borrowings Under Leverage Facility

On October 10, 2024, the SPV entered into a Loan and Servicing Agreement (“LSA”) with Wells Fargo Bank, National Association (the “Leverage Facility”). The LSA allows for an advance of up to $500,000,000 for loans acquired by the SPV. On September 30, 2025, the SPV executed an amendment to allow for an advance of up to $600,000,000. The Leverage Facility had a maturity date of October 10, 2029 and accrued interest at SOFR plus 2.15% through September 30, 2025. On September 30, 2025, the

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2026

(unaudited)

maturity date was extended to September 30, 2030 and the margin was decreased to SOFR plus 2.00%. On January 22, 2026, the Fund amended the Leverage Facility LSA, which extended the maturity date to January 22, 2031, decreased the margin to SOFR plus 1.90% and allows for an advance of up to $800,000,000. The average rate for the outstanding loans as of September 30, 2026 and December 31, 2025 was 5.54% and 6.37%, respectively, and weighted average outstanding balance for the periods was $517,594,593 and $355,056,744, respectively. As of September 30, 2026 and December 31, 2025, the Fund had $530,570,844 and $489,741,436 outstanding on its Leverage Facility, net of deferred financing costs, which totaled $5,893,288 and $4,562,245, respectively. The Fund incurred interest expense and unused commitment fees of $7,764,178 and $22,684,617 during the three and nine months ended September 30, 2026, respectively. The Fund incurred interest expense and unused commitment fees of $5,755,568 and $16,827,703 during the three and nine months ended September 30, 2025, respectively.

Borrowings Under Credit Facility

On April 10, 2026, the Fund entered into a senior secured credit facility (the “Credit Facility”) pursuant to a Senior Secured Credit Agreement (the “Credit Facility Agreement”), with JPMorgan Chase Bank, N.A. The initial principal amount of the Credit Facility is $275,000,000, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, with the ability to increase the total facility amount up to $412,500,000. The Credit Facility includes a $50,000,000 limit for swingline loans. Advances under the Credit Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 1.75% or 1.875% plus the Adjusted Term SOFR Rate in the case of any loan other than an Alternate Base Rate (“ABR”) Loan, and 0.75% or 0.875% plus an ABR in the case of any ABR Loan, in each case, depending on the Fund’s rate option election and borrowing base (as of the most recently delivered borrowing base certificate delivered under the Credit Facility Agreement). Advances under the Credit Facility drawn in currencies other than U.S. dollars will initially bear interest at a per annum rate equal to 1.75% or 1.875%, in each case depending on the Fund’s borrowing base (as of the most recently delivered borrowing base certificate delivered under the Credit Facility Agreement), plus any applicable credit spread adjustment, plus certain local rates consistent with market standards, each as specified in the Credit Facility Agreement. The Fund will also pay a fee of 0.375% per annum on daily undrawn amounts under the Credit Facility. The availability period of the revolving commitments under the Credit Facility will terminate on April 10, 2030 (the “Commitment Termination Date”) and the Credit Facility will mature on April 10, 2031 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Fund will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances. The average rate for the outstanding loans as of September 30, 2026 was 5.87% and weighted average outstanding balance for the period was $50,140,410. As of September 30, 2026, the Fund had $107,229,872 outstanding on its Credit Facility, net of deferred financing costs, which totaled $3,137,119. The Fund incurred interest expense and unused commitment fees of $1,134,843 and $1,413,465 during the three and nine months ended September 30, 2026, respectively.

At September 30, 2026 and December 31, 2025, the carrying amount of the Fund’s secured borrowings approximated their fair value. The fair values of the Fund’s debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Fund’s borrowings is estimated based upon market interest rates for the Fund’s own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2026, the Fund’s borrowings would be deemed to be Level 3, as defined in Note 3 — Investments.

Short-Term Borrowings

From time to time, the Fund finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Fund enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Consolidated Statements of Assets and Liabilities. The Fund uses repurchase agreements as a short-term financing alternative. As of September 30, 2026 and December 31, 2025, the Fund had no short-term borrowings outstanding. For the three and nine months ended September 30, 2026, there was no interest expense in connection with short-term borrowing. The Fund incurred interest expense and unused commitment fees of $0 and $166,372 during the three and nine months ended September 30, 2025, respectively.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2026

(unaudited)

Investment Commitments

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

The following table summarizes the Fund's significant contractual payment obligations as of September 30, 2026 and December 31, 2025:

Investment	Investment Type	Index	Spread	Interest Rate	Maturity	Industry	September 30, 2026	December 31, 2025
VC3	Unitranche DDTL	S+	5.00%	9.08%	3/12/2029	IT Services	$15,000,000	$15,000,000
Southeast Lineman Training Center	1st Lien DDTL	S+	5.00%	9.08%	1/3/2030	Diversified Consumer Services	10,000,000	10,000,000
HeartLand	1st Lien DDTL	S+	4.75%	8.83%	12/12/2029	Commercial Services & Supplies	6,092,431	6,092,431
Radwell	Unitranche DDTL	S+	4.75%	8.83%	4/1/2030	Trading Companies & Distributors	5,554,286	—
CallTower 2026	1st Lien Term Loan	S+	5.00%	9.08%	4/1/2033	Diversified Telecommunication Services	5,173,469	—
TryStar	1st Lien DDTL	S+	4.25%	8.33%	8/6/2031	Electrical Equipment	5,000,000	—
Synapse ITS	Unitranche Term Loan	S+	4.75%	8.83%	10/3/2033	Electronic Equipment, Instruments & Components	4,656,716	—
Klick Health	Unitranche DDTL	S+	5.00%	9.08%	11/5/2032	Media	4,080,000	—
Kept	1st Lien DDTL	S+	5.00%	9.08%	4/30/2029	Commercial Services & Supplies	4,002,600	—
EyeSouth Partners	Unitranche DDTL	S+	5.50%	9.58%	10/5/2029	Health Care Providers & Services	4,000,000	—
Specialized Dental	1st Lien DDTL	S+	4.50%	8.58%	11/1/2028	Health Care Providers & Services	3,644,860	3,644,860
EIS	1st Lien DDTL	S+	4.50%	8.58%	11/5/2031	Trading Companies & Distributors	3,500,000	—
EngagePEO	1st Lien DDTL	S+	5.00%	9.08%	8/1/2029	Professional Services	3,500,000	—
AIS Healthcare	1st Lien DDTL	S+	5.00%	9.08%	6/4/2032	Health Care Providers & Services	3,495,146	—
Lighthouse	Unitranche Revolver	S+	4.75%	8.83%	12/31/2029	Professional Services	3,440,538	3,440,538
Allyant	1st Lien Revolver	S+	5.75%	9.83%	1/31/2028	Software	3,435,749	2,576,812
Prime Pensions	Unitranche DDTL	S+	4.75%	8.83%	2/26/2030	Professional Services	3,352,768	3,444,911
EPIC Insurance 2021	Unitranche DDTL	S+	4.50%	8.58%	9/29/2028	Insurance	3,272,000	—
Steward Partners	1st Lien DDTL	S+	4.75%	8.83%	8/14/2033	Capital Markets	3,235,294	—
Prosperity Partners	1st Lien DDTL	S+	4.75%	8.83%	8/17/2033	Professional Services	3,208,333	—
Med Tech Solutions	Unitranche DDTL	S+	5.25%	9.33%	6/3/2032	IT Services	3,073,074	3,073,074
Vortex Companies	1st Lien DDTL	S+	5.00%	9.08%	9/4/2029	Commercial Services & Supplies	3,000,000	—
HR Green	1st Lien DDTL	S+	5.25%	9.33%	1/28/2030	Construction & Engineering	2,788,758	2,788,758
Alcresta	Unitranche DDTL	S+	5.50%	9.58%	3/12/2031	Health Care Equipment & Supplies	2,753,588	4,457,239
Kalkomey	Unitranche Revolver	S+	5.00%	9.08%	6/18/2031	Diversified Consumer Services	2,748,600	2,748,599
PayByPhone	Unitranche DDTL	S+	4.75%	8.83%	3/31/2033	Software	2,666,667	—
Hicks Lightning Protection	1st Lien Revolver	S+	5.00%	9.08%	8/12/2033	Construction & Engineering	2,648,148	—
Vessco Water	Unitranche DDTL	S+	4.25%	8.33%	7/24/2031	Water Utilities	2,626,251	3,158,722
Eide Bailey	1st Lien DDTL	S+	5.00%	9.08%	7/29/2033	Professional Services	2,600,000	—
SavATree	Unitranche DDTL	S+	5.00%	9.08%	6/6/2031	Commercial Services & Supplies	2,574,000	3,000,000
MB2 Dental Solutions	Unitranche DDTL	S+	5.50%	9.58%	2/13/2031	Health Care Providers & Services	2,512,904	—
Summit Spine & Joint Centers	Unitranche DDTL	S+	4.75%	8.83%	3/25/2031	Health Care Providers & Services	2,499,627	3,787,313
Dane Street	1st Lien DDTL	S+	4.50%	8.58%	3/28/2033	Health Care Providers & Services	2,430,000	—
Argano	1st Lien DDTL	S+	5.50%	9.58%	9/13/2029	Internet Software & Services	2,412,468	5,000,000
Frazier & Deeter	1st Lien DDTL	S+	4.50%	8.58%	5/2/2032	Professional Services	2,352,275	—
Cherry Bekaert	Unitranche Revolver	S+	4.75%	8.83%	6/28/2030	Professional Services	2,331,260	2,331,260
TechData	1st Lien DDTL	S+	5.00%	9.08%	7/1/2032	Life Sciences Tools & Services	2,327,586	—
Aprio	1st Lien DDTL	S+	4.75%	8.83%	8/1/2031	Professional Services	2,292,692	2,500,000
USMed-Equip	Unitranche Revolver	S+	5.75%	9.83%	5/24/2029	Health Care Equipment & Supplies	2,288,819	2,335,530
Foundation Source	1st Lien Revolver	S+	5.00%	9.08%	9/6/2029	Professional Services	2,233,237	2,319,131
Beacon Communications	1st Lien DDTL	S+	4.75%	8.83%	4/2/2032	Commercial Services & Supplies	2,083,333	—
Power Digital	Unitranche Revolver	S+	4.75%	8.83%	3/11/2030	Internet Software & Services	2,048,340	1,597,705
MDpanel	Unitranche DDTL	S+	5.50%	9.58%	8/2/2029	Health Care Providers & Services	2,000,000	—
Taymax Group	1st Lien Revolver	S+	5.18%	9.27%	7/30/2027	Hotels, Restaurants & Leisure	—	1,664,338
SIAA (Alliance Holdings)	Unitranche Revolver	S+	5.00%	9.08%	4/30/2030	Insurance	1,908,750	1,908,750
Eagle Fire	1st Lien DDTL	S+	4.25%	8.33%	7/15/2032	Commercial Services & Supplies	1,908,491	2,204,644
Caregiver 2026	1st Lien DDTL	S+	6.25%	10.33%	7/1/2029	Health Care Providers & Services	1,898,734	—
GRVTY	1st Lien DDTL	S+	4.75%	8.83%	5/28/2033	Aerospace & Defense	1,896,552	—
Summit Spine & Joint Centers	Unitranche Revolver	S+	4.75%	8.83%	3/25/2031	Health Care Providers & Services	1,893,657	1,780,037
Magna Legal Services	1st Lien Revolver	S+	4.50%	8.58%	11/22/2028	Professional Services	1,859,558	—
O6 Environmental	1st Lien DDTL	S+	4.50%	8.58%	8/5/2032	Commercial Services & Supplies	1,854,756	1,854,756
Centre Technologies	1st Lien DDTL	S+	4.75%	8.83%	6/22/2033	IT Services	1,843,750	—
PKWARE	Unitranche Revolver	S+	4.50%	8.58%	6/3/2030	Software	1,807,229	1,807,229
EspriGas	1st Lien Revolver	S+	4.50%	8.58%	9/30/2033	Chemicals	1,770,833	—

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2026

(unaudited)

Investment	Investment Type	Index	Spread	Interest Rate	Maturity	Industry	September 30, 2026	December 31, 2025
Eide Bailey	1st Lien Revolver	S+	5.00%	9.08%	7/29/2033	Professional Services	$1,733,333	$—
80/20	Unitranche DDTL	S+	4.50%	8.58%	12/13/2032	Machinery	1,714,286	1,714,286
Relevate Health	1st Lien DDTL	S+	4.75%	8.83%	8/5/2032	Health Care Providers & Services	1,714,286	—
Amplix	1st Lien DDTL	S+	4.50%	8.58%	10/18/2029	IT Services	1,710,000	—
FMG Suite	Unitranche DDTL	S+	4.50%	8.58%	9/9/2032	Software	1,698,113	1,698,113
Scruggs Company	1st Lien DDTL	S+	5.00%	9.08%	4/23/2032	Water Utilities	1,685,393	—
PayByPhone	Unitranche Revolver	S+	4.75%	8.83%	3/31/2033	Software	1,666,667	—
Western Botanicals	1st Lien DDTL	S+	5.00%	9.08%	2/3/2032	Personal Care Products	1,640,625	—
Voeller Mixers	1st Lien DDTL	S+	4.75%	8.83%	11/25/2032	Machinery	1,627,907	1,627,907
O6 Environmental	1st Lien Revolver	S+	4.50%	8.58%	8/5/2032	Commercial Services & Supplies	1,622,911	1,622,911
MatrixCare	1st Lien DDTL	S+	4.75%	8.83%	9/1/2033	Health Care Technology	1,580,357	—
Ned Stevens	Unitranche Revolver	S+	5.00%	9.08%	11/1/2028	Diversified Consumer Services	1,538,560	1,538,560
Avalon	1st Lien Revolver	S+	4.50%	8.58%	12/31/2031	Health Care Technology	1,500,000	1,500,000
Clearway Pain Solutions	1st Lien DDTL	S+	5.50%	9.58%	8/30/2030	Health Care Providers & Services	1,465,536	2,041,536
Centroid	1st Lien DDTL	S+	5.00%	9.08%	7/11/2033	IT Services	1,458,333	—
Clearway Pain Solutions	1st Lien Revolver	S+	5.50%	9.58%	8/30/2030	Health Care Providers & Services	1,457,398	1,457,398
Super-Sod	1st Lien Revolver	S+	4.75%	8.83%	3/10/2032	Diversified Consumer Services	1,454,546	—
Lindsay Precast	1st Lien DDTL	S+	4.75%	8.83%	12/16/2032	Construction & Engineering	1,448,276	—
Allworth Financial	Unitranche DDTL	S+	5.00%	9.08%	6/30/2033	Capital Markets	1,435,407	—
Engage Fi	1st Lien DDTL	S+	4.75%	8.83%	8/18/2033	Professional Services	1,414,142	—
Volt Purchaser	1st Lien DDTL	S+	5.00%	9.08%	8/24/2033	Trading Companies & Distributors	1,404,494	—
Certified Collision Group	Unitranche Revolver	S+	4.50%	8.58%	12/30/2032	Commercial Services & Supplies	1,353,791	—
TryStar	1st Lien Revolver	S+	4.25%	8.33%	8/6/2031	Electrical Equipment	1,333,333	—
Lindsay Precast	1st Lien Revolver	S+	4.75%	8.83%	12/16/2032	Construction & Engineering	1,327,586	—
CallTower 2026	1st Lien DDTL	S+	5.00%	9.08%	4/1/2033	Diversified Telecommunication Services	1,326,531	—
Steward Partners	1st Lien Revolver	S+	4.75%	8.83%	8/15/2033	Capital Markets	1,294,118	—
Avita Pharmacy	Unitranche Revolver	S+	4.00%	8.08%	8/6/2030	Consumer Staples Distribution & Retail	1,269,231	1,269,231
SavATree	Unitranche Revolver	S+	5.00%	9.08%	6/6/2031	Commercial Services & Supplies	1,267,520	1,434,928
TRG Solutions	1st Lien Revolver	S+	4.25%	8.33%	1/5/2032	Electronic Equipment, Instruments & Components	1,260,000	—
SupplyHouse	1st Lien Revolver	S+	4.00%	8.08%	7/1/2032	Trading Companies & Distributors	1,250,000	1,250,000
Vector Power	1st Lien DDTL	S+	4.75%	8.83%	8/23/2032	Electric Utilities	1,250,000	—
Hicks Lightning Protection	1st Lien DDTL	S+	5.00%	9.08%	8/12/2033	Construction & Engineering	1,222,222	—
Brown & Root	1st Lien Revolver	S+	5.00%	9.08%	10/3/2030	Commercial Services & Supplies	1,217,002	964,286
AmpliFi	1st Lien Revolver	S+	5.00%	9.08%	4/23/2030	Financial Services	1,202,512	1,202,512
Vivax Metrotech	1st Lien DDTL	S+	4.75%	8.83%	8/26/2032	Electronic Equipment, Instruments & Components	1,200,000	—
Vivax Metrotech	1st Lien Revolver	S+	4.75%	8.83%	8/26/2032	Electronic Equipment, Instruments & Components	1,200,000	—
Synapse ITS	1st Lien DDTL	S+	4.75%	8.83%	10/3/2033	Electronic Equipment, Instruments & Components	1,164,179	—
Volt Purchaser	1st Lien Revolver	S+	5.00%	9.08%	8/24/2033	Trading Companies & Distributors	1,162,921	—
Proceed	Unitranche DDTL	S+	4.50%	8.58%	3/31/2032	Professional Services	1,158,333	—
80/20	Unitranche Revolver	S+	4.50%	8.58%	12/13/2032	Machinery	1,142,857	1,142,857
Creation Technologies 2026	1st Lien DDTL	S+	5.25%	9.33%	9/6/2033	Electronic Equipment, Instruments & Components	1,142,857	—
Industrial Electric Manufacturing	1st Lien DDTL	S+	4.75%	8.83%	12/3/2031	Electrical Equipment	1,137,160	1,137,160
AGS Health	Unitranche DDTL	S+	4.25%	8.33%	8/2/2032	Health Care Technology	1,136,400	1,136,400
Dane Street	1st Lien Revolver	S+	4.50%	8.58%	3/28/2033	Health Care Providers & Services	1,125,000	—
USG Water Solutions	1st Lien DDTL	S+	4.75%	8.83%	6/1/2033	Water Utilities	1,120,690	—
APT Healthcare	Unitranche DDTL	S+	4.50%	8.58%	9/30/2031	Health Care Providers & Services	1,111,111	1,111,111
APT Healthcare	Unitranche Revolver	S+	4.50%	8.58%	9/30/2031	Health Care Providers & Services	1,111,111	1,111,111
Levata	1st Lien DDTL	S+	5.00%	9.08%	12/21/2027	Trading Companies & Distributors	1,104,449	1,104,449
Embark	1st Lien DDTL	S+	4.50%	8.58%	9/2/2032	Financial Services	1,080,000	3,600,000
Crowe	1st Lien DDTL	S+	5.50%	9.58%	6/22/2033	Professional Services	1,076,923	—
Creation Technologies 2026	1st Lien Revolver	S+	5.25%	9.33%	9/4/2031	Electronic Equipment, Instruments & Components	1,074,286	—
Aqualis	1st Lien DDTL	S+	4.75%	8.83%	4/19/2032	Commercial Services & Supplies	1,063,830	—
Prime Pensions	Unitranche Revolver	S+	4.75%	8.83%	2/26/2030	Professional Services	1,047,086	1,047,086
Voeller Mixers	1st Lien Revolver	S+	4.75%	8.83%	11/25/2032	Machinery	1,031,008	1,302,326
Modern Wealth	1st Lien DDTL	S+	5.25%	9.33%	8/27/2032	Capital Markets	1,026,667	—
FMG Suite	Unitranche Revolver	S+	4.50%	8.58%	9/9/2032	Software	1,018,868	1,018,868
Weed Man	1st Lien DDTL	S+	4.75%	8.83%	9/30/2032	Commercial Services & Supplies	1,002,921	—
BBB Industries	1st Lien DDTL	S+	6.00%	10.08%	7/25/2029	Automobile Components	1,000,000	—
Pond	1st Lien DDTL	S+	5.00%	9.08%	12/13/2032	Construction & Engineering	1,000,000	—
Gallo Mechanical	1st Lien Revolver	S+	4.75%	8.83%	8/2/2032	Construction & Engineering	996,202	1,523,603
Industrial Service Group	Unitranche Revolver	S+	5.75%	9.83%	12/7/2028	Commercial Services & Supplies	994,731	596,839
Merchant Industry & Valor PayTech	1st Lien DDTL	S+	4.75%	8.83%	9/19/2031	Financial Services	970,654	1,223,671
Dragonfly Health	1st Lien DDTL	S+	4.75%	8.83%	6/30/2033	Health Care Equipment & Supplies	961,538	—
Dragonfly Health	1st Lien Revolver	S+	4.75%	8.83%	6/30/2033	Health Care Equipment & Supplies	961,538	—

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2026

(unaudited)

Investment	Investment Type	Index	Spread	Interest Rate	Maturity	Industry	September 30, 2026	December 31, 2025
GRVTY	1st Lien Revolver	S+	4.75%	8.83%	5/28/2033	Aerospace & Defense	$948,276	$—
Med Tech Solutions	Unitranche Revolver	S+	5.25%	9.33%	6/3/2032	IT Services	921,922	921,922
AIA Contract Documents	1st Lien Revolver	S+	4.75%	8.83%	7/2/2031	Software	909,092	909,092
Super-Sod	1st Lien DDTL	S+	4.75%	8.83%	3/10/2032	Diversified Consumer Services	909,091	—
Tronair 2025	1st Lien Revolver	S+	3.75%	7.83%	12/22/2032	Aerospace & Defense	900,000	900,000
USG Water Solutions	1st Lien Revolver	S+	4.75%	8.83%	6/1/2032	Water Utilities	896,552	—
RailPros	Unitranche DDTL	S+	4.25%	8.33%	5/24/2032	Construction & Engineering	884,211	1,263,158
PaveMasters	1st Lien DDTL	S+	4.75%	8.83%	7/31/2033	Construction & Engineering	882,353	—
Centroid	1st Lien Revolver	S+	5.00%	9.08%	7/11/2033	IT Services	875,000	—
Eagle Fire	1st Lien Revolver	S+	4.50%	8.58%	7/15/2032	Commercial Services & Supplies	875,000	942,308
OptionMetrics	1st Lien Revolver	S+	5.25%	9.33%	8/4/2032	Professional Services	869,565	—
Denali Water Solutions 2025	1st Lien Revolver	S+	4.75%	8.83%	11/19/2032	Commercial Services & Supplies	865,385	735,577
Relevate Health	1st Lien Revolver	S+	4.75%	8.83%	8/5/2032	Health Care Providers & Services	857,143	—
OB Hospitalist Group 2026	1st Lien Revolver	S+	5.50%	9.58%	1/31/2031	Health Care Providers & Services	855,360	—
Riccobene Associates Family Dentistry	1st Lien Revolver	S+	4.75%	8.83%	10/31/2030	Health Care Providers & Services	852,503	852,503
Beacon Communications	1st Lien Revolver	S+	4.75%	8.83%	4/2/2032	Commercial Services & Supplies	833,333	—
Forged Solutions	1st Lien Revolver	S+	4.75%	8.83%	2/25/2033	Metals & Mining	833,333	—
Kenco	1st Lien Revolver	S+	4.25%	8.33%	11/15/2029	Commercial Services & Supplies	826,410	—
AIS Healthcare	1st Lien Revolver	S+	5.00%	9.08%	6/4/2032	Health Care Providers & Services	815,534	—
Healthcare Linen Services Group	Unitranche Revolver	S+	4.75%	8.83%	2/2/2033	Commercial Services & Supplies	805,970	—
Sequel Ortho (fka OrthoNebraska)	Unitranche Revolver	S+	5.00%	9.08%	7/31/2028	Health Care Providers & Services	803,288	945,045
Cerity Partners	Unitranche Revolver	S+	4.50%	8.58%	7/28/2031	Capital Markets	792,374	1,237,164
Embark	1st Lien Revolver	S+	4.50%	8.58%	9/2/2032	Financial Services	792,000	864,000
A1 Garage Door Service	Unitranche Revolver	S+	4.50%	8.58%	12/22/2028	Construction & Engineering	788,740	788,740
Repario	1st Lien DDTL	S+	5.25%	9.33%	6/4/2032	Professional Services	766,216	—
Weed Man	1st Lien Revolver	S+	4.75%	8.83%	9/30/2032	Commercial Services & Supplies	752,190	—
Corestream	1st Lien Revolver	S+	5.00%	9.08%	6/30/2033	Professional Services	751,503	—
Vector Power	1st Lien Revolver	S+	4.75%	8.83%	8/23/2032	Electric Utilities	750,000	—
Novvia Group	Unitranche Revolver	S+	5.25%	9.33%	1/31/2031	Containers & Packaging	740,127	731,210
Accurate Neuromonitoring	1st Lien DDTL	S+	5.50%	9.58%	3/13/2031	Health Care Providers & Services	727,273	—
Apex Companies	1st Lien DDTL	S+	5.00%	9.08%	1/31/2030	Commercial Services & Supplies	726,000	1,000,000
Aptive Environmental	1st Lien Revolver	S+	4.75%	8.83%	10/15/2032	Diversified Consumer Services	716,279	852,713
Engage Fi	1st Lien Revolver	S+	4.75%	8.83%	8/18/2033	Professional Services	707,071	—
MDpanel	Unitranche Revolver	S+	6.50%	10.58%	8/2/2029	Health Care Providers & Services	680,354	680,354
Synapse ITS	Unitranche Revolver	S+	4.75%	8.83%	10/3/2033	Electronic Equipment, Instruments & Components	679,104	—
Scruggs Company	1st Lien Revolver	S+	5.00%	9.08%	4/23/2032	Water Utilities	674,157	—
Gallo Mechanical	1st Lien DDTL	S+	4.75%	8.83%	8/2/2032	Construction & Engineering	673,901	1,172,002
Allied Power Group	Unitranche Revolver	S+	5.00%	9.08%	5/16/2030	Energy Equipment & Services	672,473	1,200,844
VaxCare	Unitranche Revolver	S+	4.50%	8.58%	6/17/2032	Health Care Technology	666,667	666,667
PlayPower 2025	Unitranche Revolver	S+	5.50%	9.58%	10/29/2030	Leisure Products	663,077	795,692
RailPros	Unitranche Revolver	S+	4.25%	8.33%	5/24/2032	Construction & Engineering	662,309	662,309
API Technologies 2026	1st Lien DDTL	S+	5.50%	9.58%	6/3/2033	Aerospace & Defense	652,200	—
API Technologies 2026	1st Lien Revolver	S+	5.50%	9.58%	6/3/2033	Aerospace & Defense	652,200	—
Palmdale Oil	Unitranche DDTL	S+	4.75%	8.83%	12/12/2031	Oil, Gas & Consumable Fuels	652,174	652,174
Riccobene Associates Family Dentistry	1st Lien DDTL	S+	5.00%	9.08%	10/31/2030	Health Care Providers & Services	639,365	1,977,808
Legacy Service Partners	1st Lien DDTL	S+	4.50%	8.58%	6/17/2032	Construction & Engineering	632,848	659,217
MatrixCare	1st Lien Revolver	S+	4.75%	8.83%	9/1/2033	Health Care Technology	632,143	—
AGS Health	Unitranche DDTL	S+	4.25%	8.33%	8/2/2032	Health Care Technology	625,050	625,050
Allied Power Group	Unitranche DDTL	S+	5.00%	9.08%	5/16/2030	Energy Equipment & Services	621,118	—
Cornerstone Caregiving	1st Lien Revolver	S+	4.75%	8.83%	4/1/2032	Health Care Providers & Services	615,385	—
NewEdge	1st Lien DDTL	S+	5.00%	9.08%	8/8/2033	Capital Markets	610,714	—
Specialized Dental	1st Lien Revolver	S+	4.50%	8.58%	11/1/2028	Health Care Providers & Services	607,477	607,477
GoldenSource	Unitranche Revolver	S+	5.00%	9.08%	5/12/2028	IT Services	602,498	602,498
Vessco Water	Unitranche Revolver	S+	4.25%	8.33%	7/24/2031	Water Utilities	592,308	592,308
Prosperity Partners	1st Lien Revolver	S+	4.75%	8.83%	8/17/2033	Professional Services	583,333	—
Leaf Home	1st Lien Revolver	S+	5.25%	9.33%	9/4/2031	Building Products	555,000	660,000
HeartLand	1st Lien Revolver	S+	4.75%	8.83%	12/12/2029	Commercial Services & Supplies	548,460	863,533
Apex Service Partners	1st Lien DDTL	S+	4.75%	8.83%	10/24/2030	Trading Companies & Distributors	548,182	3,000,000
Crowe	1st Lien Revolver	S+	5.50%	9.58%	6/22/2033	Professional Services	538,462	—
Precision Concepts	Unitranche Revolver	S+	4.75%	8.83%	8/2/2032	Containers & Packaging	494,369	564,714
Accurate Neuromonitoring	Unitranche Revolver	S+	5.50%	9.58%	3/13/2031	Health Care Providers & Services	484,848	—
Allworth Financial	Unitranche Revolver	S+	5.00%	9.08%	6/30/2033	Capital Markets	478,469	—
Centre Technologies	1st Lien Revolver	S+	4.75%	8.83%	6/22/2033	IT Services	468,750	—
TechData	1st Lien Revolver	S+	5.00%	9.08%	7/1/2032	Life Sciences Tools & Services	465,517	—

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2026

(unaudited)

Investment	Investment Type	Index	Spread	Interest Rate	Maturity	Industry	September 30, 2026	December 31, 2025
Mitratech	Unitranche DDTL	S+	4.75%	8.83%	12/2/2031	Software	$458,716	$458,716
Bearing Distributors	1st Lien DDTL	S+	5.25%	9.33%	7/31/2032	Trading Companies & Distributors	452,586	—
Aptive Environmental	1st Lien DDTL	S+	4.75%	8.83%	10/15/2032	Diversified Consumer Services	426,357	426,357
Tribute Technology	Unitranche Revolver	S+	6.50%	10.58%	10/30/2028	Software	424,232	518,506
PaveMasters	1st Lien Revolver	S+	4.75%	8.83%	7/31/2033	Construction & Engineering	411,765	—
Merchant Industry & Valor PayTech	1st Lien Revolver	S+	4.75%	8.83%	9/19/2031	Financial Services	399,375	252,938
AGS Health	Unitranche Revolver	S+	4.25%	8.33%	8/2/2032	Health Care Technology	397,800	397,800
Encore	1st Lien Revolver	S+	5.00%	9.08%	12/5/2029	Media	382,058	—
Trace3 2025	Unitranche DDTL	S+	4.00%	8.08%	10/29/2032	IT Services	380,952	380,952
Mitratech	Unitranche Revolver	S+	4.75%	8.83%	12/2/2031	Software	366,972	366,972
NewEdge	1st Lien Revolver	S+	5.00%	9.08%	8/8/2033	Capital Markets	357,143	—
MetroStar + Steampunk	1st Lien Revolver	S+	5.25%	9.33%	9/15/2031	IT Services	355,072	—
Dun & Bradstreet	Unitranche Revolver	S+	5.50%	9.58%	8/26/2032	Internet Software & Services	350,000	500,000
Kept	1st Lien Revolver	S+	5.25%	9.33%	4/30/2029	Commercial Services & Supplies	350,000	—
Alcresta	Unitranche Revolver	S+	5.50%	9.58%	3/12/2031	Health Care Equipment & Supplies	344,323	419,176
Aqualis	1st Lien Revolver	S+	4.75%	8.83%	4/19/2032	Commercial Services & Supplies	319,149	—
Pond	Unitranche Revolver	S+	4.50%	8.58%	12/12/2032	Construction & Engineering	313,158	—
National Trench Safety	Unitranche Revolver	S+	5.50%	9.58%	12/4/2028	Construction & Engineering	232,252	812,883
AGS Health	Unitranche Revolver	S+	4.25%	8.33%	8/2/2032	Health Care Technology	227,250	227,250
Proceed	Unitranche Revolver	S+	4.50%	8.58%	3/31/2032	Professional Services	208,333	—
MBC Companies	1st Lien DDTL	S+	4.00%	8.08%	7/7/2028	Food Products	198,044	—
MBC Companies	1st Lien Revolver	S+	3.75%	7.83%	7/7/2028	Food Products	186,906	—
Bearing Distributors	1st Lien Revolver	S+	5.25%	9.33%	7/31/2032	Trading Companies & Distributors	144,763	—
Healthcare Linen Services Group	Unitranche DDTL	S+	4.75%	8.83%	2/2/2033	Commercial Services & Supplies	142,388	—
Russell Landscape Group	1st Lien Revolver	S+	5.50%	9.58%	4/11/2030	Commercial Services & Supplies	132,643	282,401
Western Botanicals	1st Lien Revolver	S+	4.50%	8.58%	2/3/2032	Personal Care Products	126,838	—
Frazier & Deeter	1st Lien Revolver	S+	4.75%	8.83%	5/2/2031	Professional Services	115,132	—
Hilco Vision	1st Lien Revolver	S+	0.00%	4.08%	4/21/2030	Health Care Providers & Services	100,676	251,665
Bearing Distributors	1st Lien Revolver	S+	5.25%	9.33%	7/31/2032	Trading Companies & Distributors	99,057	—
Legacy Service Partners	1st Lien Revolver	S+	4.50%	8.58%	1/9/2029	Construction & Engineering	90,783	90,783
Cumming Group	1st Lien Revolver	S+	4.75%	8.83%	6/16/2033	Construction & Engineering	87,806	—
R.F. Fager	1st Lien Revolver	S+	5.00%	9.08%	3/4/2030	Trading Companies & Distributors	56,942	294,199
R.F. Fager	1st Lien DDTL	S+	5.00%	9.08%	3/4/2030	Trading Companies & Distributors	42,834	501,088
Prime Electric	Unitranche Revolver	S+	4.50%	8.58%	12/31/2031	Construction & Engineering	26,998	—
Steward Partners	1st Lien DDTL	S+	4.75%	8.40%	10/14/2028	Capital Markets	—	9,716,667
Ascend Partner Services	1st Lien DDTL	S+	4.50%	8.58%	8/11/2031	Professional Services	—	4,774,857
Kalkomey	Unitranche DDTL	S+	5.00%	8.65%	6/18/2031	Diversified Consumer Services	—	3,435,749
Capital Consultants Management Corporation	Unitranche DDTL	S+	5.00%	9.08%	11/3/2031	Commercial Services & Supplies	—	2,208,451
Magna Legal Services	Unitranche Revolver	S+	5.00%	8.65%	11/22/2029	Professional Services	—	1,859,558
Apex Service Partners	Unitranche DDTL	S+	5.00%	9.08%	10/24/2030	Trading Companies & Distributors	—	1,745,891
Lindsay Precast	1st Lien DDTL	S+	4.75%	8.40%	12/16/2032	Construction & Engineering	—	1,448,276
Steward Partners	1st Lien Revolver	S+	4.75%	8.40%	10/14/2028	Capital Markets	—	1,388,889
Certified Collision Group	Unitranche Revolver	S+	4.50%	8.15%	12/30/2032	Commercial Services & Supplies	—	1,353,791
Lindsay Precast	1st Lien Revolver	S+	4.75%	8.40%	12/16/2032	Construction & Engineering	—	1,327,586
Cumming Group	Unitranche Revolver	S+	4.75%	8.40%	11/16/2027	Construction & Engineering	—	1,312,265
Unison Global	Unitranche DDTL	S+	5.00%	9.08%	9/19/2028	Software	—	913,146
Aprio	1st Lien DDTL	S+	4.75%	8.83%	8/1/2031	Professional Services	—	687,753
SavATree	Unitranche DDTL	S+	5.00%	8.65%	6/6/2031	Commercial Services & Supplies	—	549,313
Novvia Group	Unitranche DDTL	S+	5.25%	9.33%	1/31/2032	Containers & Packaging	—	508,280
RotoCo	1st Lien Revolver	S+	5.50%	9.15%	6/30/2028	Diversified Consumer Services	—	451,045
Innovative XCessories & Services	1st Lien Revolver	S+	5.50%	9.15%	9/5/2029	Automobile Components	—	284,998
Palmdale Oil	Unitranche DDTL	S+	4.75%	8.40%	12/12/2031	Oil, Gas & Consumable Fuels	—	195,653
						Total Unfunded Commitments	$310,057,172	$200,163,719

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2026

(unaudited)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2026 and the period from April 10, 2025 (date of Conversion) through September 30, 2025.

	Nine Months Ended September 30, 2026	Period from April 10, 2025 (date of Conversion) through September 30, 2025 (a)
Per Share Data:
Net asset value, beginning of period	$25.06	$25.00
Net investment income(b)	1.32	0.83
Net realized loss on investments and change in unrealized appreciation on investments(b)(c)	(0.25)	(0.30)
Net increase in net assets resulting from operations	1.07	0.53
Distributions declared from net investment income	(1.27)	(0.38)
Net asset value at end of period	$24.86	$25.15
Total return(d)(h)	4.38%	2.12%

The following is a schedule of financial highlights for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Shares outstanding at end of period	24,649,000	16,649,329
Statement of Assets and Liabilities Data:
Net assets at end of period	$612,764,052	$418,657,699
Average net assets(e)	$566,775,368	$364,157,586
Ratio/Supplemental Data:
Ratio of net investment income to average net assets - annualized	7.15%	7.98%
Ratio of gross expenses before incentive fees to average net assets - annualized(f)(g)	7.67%	9.15%
Ratio of gross expenses after incentive fees to average net assets - annualized(f)(g)	8.68%	9.80%
Ratio of net expenses to average net assets - annualized(g)	8.79%	8.91%
Portfolio turnover(h)	14.19%	22.33%
Average debt outstanding	$567,735,003	$329,247,805
Asset coverage ratio	194.73%	215.74%

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
(f)
Ratio of gross expenses to average net assets is computed using total expenses excluding expense support and waivers from the Adviser and Administrator which represents an impact of 0.11% and 0.00%, respectively, on average net assets for the nine months ended September 30, 2026 and (0.62)% and (0.28)% respectively, on average net assets for the nine months ended September 30, 2025.
(g)
Ratio of net expenses to average net assets is computed using total expenses including expense support and waivers from the Adviser and Administrator which represents an impact of 0.11% and 0.00%, respectively, on average net assets for the nine months ended September 30, 2026 and (0.62)% and (0.28)% respectively, on average net assets for the nine months ended September 30, 2025.
(h)
Not annualized.

Audax Private Credit Fund, LLC

Notes to Consolidated Financial Statements (continued)

September 30, 2026

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

Note 12. Subsequent Events

The Fund has considered the effects, if any, of events occurring after the date of the Fund’s accompanying Consolidated Statements of Assets and Liabilities through November 12, 2026, the date the consolidated financial statements were issued.

Other than the item discussed below, the Fund has concluded there are no other material items that warrant disclosure.

Subsequent to September 30, 2026 and through November 12, 2026, on October 1, 2026, the Fund called $42,191,869 of unfunded capital commitments.

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
•
the tax status of the enterprises in which we may invest;
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

OVERVIEW

We are organized as a Delaware limited liability company named Audax Private Credit Fund, LLC. We are a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act. In addition, we intend to elect to be treated and qualify as a RIC under Subchapter M of the Code. As a BDC and a RIC, we must comply with certain regulatory requirements.

Prior to converting to a Delaware limited liability company on April 10, 2025 (the “Conversion”) and electing to be regulated as a BDC on April 23, 2025 (the “Conversion Effective Date”), we operated as Audax Private Credit Fund, LP, a Delaware limited partnership originally organized on July 23, 2024 (the “Partnership”), as a private fund in reliance on an exception from the definition of “investment company” under Section 3(c)(7) of the Investment Company Act. On April 7, 2025, pursuant to a plan of conversion (the “Plan of Conversion”), a majority of the limited partners and the general partner of the private fund approved, among other things, the Fund’s Limited Liability Company Agreement (the “LLC Agreement”), the Fund’s election to be regulated as a BDC under the Investment Company Act, an investment advisory agreement, dated April 10, 2025 (the “Investment Advisory Agreement”), the persons elected to the Board and an asset coverage ratio of 150%. Pursuant to subscription agreements with the private fund, investors in the private fund made commitments to purchase limited partner interests (“Capital Commitments”) and were required to fund capital contributions to purchase limited partner interests. In addition, such subscription agreements required that, to the extent such investor had any unfunded Capital Commitments immediately prior to the Conversion (such investors, the “Anchor Investors”), such Anchor Investors would enter into a subscription agreement with the Fund that had a similar drawdown structure. Accordingly, Anchor Investors that had uncalled capital prior to the Conversion had a portion of their unfunded Capital Commitments called, alongside monthly subscriptions or intra-month, during the 12-months following the Conversion Effective Date (the “Interim Period”). Thereafter, the Fund and Anchor Investors agreed to extend the Interim Period to October 23, 2026. As a result, as of September 30, 2026, the Fund had $42,191,869 in aggregated unfunded capital commitments from those Anchor Investors which was fully called on October 1, 2026.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of senior secured loans and equity as of September 30, 2026, was approximately $1,212,508,899 and held in 184 portfolio investments as of September 30, 2026. The fair value of our investments, comprised of senior secured loans and equity as of December 31, 2025, was approximately $949,824,441 and held in 116 portfolio companies as of December 31, 2025.

During the nine months ended September 30, 2026, we invested in new and existing investments for a combined cost of $420,747,046. We also received $154,145,685 in repayments from investments and $59,216 from investments sold during the nine months ended September 30, 2026. For the year ended December 31, 2025, we invested in new and existing investments for a combined cost of $474,113,052. We also received $166,539,107 in repayments from investments and $9,610,493 from investments sold during the year ended December 31, 2025.

In addition, for the nine months ended September 30, 2026 and 2025, we had a change in unrealized appreciation of approximately $4,330,755 and unrealized depreciation of $7,730,901, respectively, and realized losses of $9,900,133 and realized gains of $1,245,400, respectively.

Our investment activity for the nine months ended September 30, 2026 and 2025 is presented below:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Beginning investment portfolio, at fair value	$949,824,441	$650,974,766
Investments in portfolio investments	420,747,046	247,758,876
Principal repayments	(154,145,685)	(140,925,268)
Proceeds from investments sold	(59,216)	(6,540,528)
Change in premiums, discounts and amortization	1,711,691	2,393,799
Net change in unrealized (depreciation) appreciation on investments	4,330,755	(7,730,901)
Realized gain (loss) on investments	(9,900,133)	1,245,400
Ending portfolio investment activity, at fair value	$1,212,508,899	$747,176,144
Number of portfolio investments	184	80
Average investment amount, at cost	$6,565,274	$9,374,549
Percentage of investments at floating rates	100.00%	99.22%

Our portfolio composition and weighted average yields as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Portfolio composition, at fair value:
Unitranche Debt	$585,067,859	$589,052,937
First Lien Debt	560,472,008	295,114,774
Second Lien Debt	—	5,141,793
Weighted average yields, at amortized cost:
Unitranche Debt	9.11%	5.59%
First Lien Debt	8.90%	2.69%
Second Lien Debt	—	0.00%
Total portfolio	9.00%	8.28%
Interest rate type, at fair value:
Fixed rate amount	$—	$—
Floating rate amount	$1,145,539,867	$889,309,504
Fixed rate, as percentage of total	0.00%	0.00%
Floating rate, as percentage of total	100.00%	100.00%
Interest rate type, at amortized cost:
Fixed rate amount	$—	$3,973,959
Floating rate amount	$1,157,665,013	$897,802,442
Fixed rate, as percentage of total	0.00%	0.44%
Floating rate, as percentage of total	100.00%	99.56%
Hedging	—	—

RESULTS OF OPERATIONS

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Operating results for the three and nine months ended September 30, 2026 and 2025, were as follows:

Investment Income

Total investment income for the three and nine months ended September 30, 2026 and 2025 is presented in the table below:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Total interest income from non-controlled/non-affiliated investments	$24,950,193	$15,472,394	$66,920,804	$45,379,829
Total dividend income from non-controlled/non-affiliated investments	284,189	302,688	284,189	610,544
Total interest income from affiliated investments	110,337	—	357,368	—
Total investment income	$25,344,719	$15,775,082	$67,562,361	$45,990,373

Expenses

Total expenses, net of waivers for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Interest expense and credit facility fees	$8,899,021	$5,755,568	$24,098,082	$16,994,075
Organizational expenses	—	378,636	—	2,808,018
Management fee(a)	1,919,160	1,257,231	5,304,893	3,390,299
Incentive fee(a)	1,675,144	950,388	4,308,937	1,767,693
Amortization of deferred financing costs	560,834	125,000	1,458,005	375,000
Professional fees	164,108	215,837	431,159	458,996
Directors' fees	91,486	72,500	271,896	145,000
Administration fees(a)	—	—	—	185,996
Other expenses	308,961	207,968	933,710	565,342
Total expenses	$13,618,714	$8,963,128	$36,806,682	$26,690,419
Expense support reimbursement	—	537,873	593,121	537,873
Expense support	—	(378,636)	—	(2,808,018)
Management fee waiver(a)	—	—	—	(973,233)
Total expenses, net of waivers	$13,618,714	$9,122,365	$37,399,803	$23,447,041
(a)
Refer to Note 4 — Related Party Transactions within the consolidated financial statements for a description of the relevant fees.

Interest

Interest expense, including other debt financing costs, increased from $5,755,568 for the three months ended September 30, 2025, to $8,899,021 for the three months ended September 30, 2026. This increase was primarily due to an increase in average debt outstanding from $334,071,836 for the three months ended September 30, 2025 to $594,398,689 for the three months ended September 30, 2026. The average interest rate on our debt outstanding decreased from 6.49% for the three months ended September 30, 2025, to 5.54% for the three months ended September 30, 2026 due to a change in the mix of our debt financing sources and a change in SOFR rates.

Interest expense, including other debt financing costs, increased from $16,994,075 for the nine months ended September 30, 2025, to $24,098,082 for the nine months ended September 30, 2026. This increase was primarily due to an increase in average debt outstanding from $329,247,805 for the nine months ended September 30, 2025 to $567,735,003 for the nine months ended September 30, 2026. The average interest rate on our debt outstanding decreased from 6.48% for the nine months ended September 30, 2025, to 5.57% for the nine months ended September 30, 2026 due to a change in the mix of our debt financing sources and a change in SOFR rates.

Management Fees

Management Fees (gross of waivers) increased from $1,257,231 for the three months ended September 30, 2025, to $1,919,160 for the three months ended September 30, 2026, due to an increase in average net assets for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Management Fees (net of waivers) increased from $1,257,231 for the three months ended September 30, 2025, to $1,919,160 for the three months ended September 30, 2026. For the three months ended September 30, 2026 and 2025, the Adviser waived Management Fees of $0 for each period.

Management Fees (gross of waivers) increased from $3,390,299 for the nine months ended September 30, 2025, to $5,304,893 for the nine months ended September 30, 2026, due to an increase in average net assets for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Management Fees (net of waivers) increased from $2,417,066 for the nine months ended September 30, 2025, to $5,304,893 for the nine months ended September 30, 2026. For the nine months ended September 30, 2026 and 2025, the Adviser waived Management Fees of $0 and $973,233, respectively.

Incentive Fees

For the three months ended September 30, 2026 and 2025, Incentive Fees related to pre-incentive net investment income were $1,675,144 and $950,388, respectively. For the three months ended September 30, 2026 and 2025, there was no accrual related to the capital gains incentive fee.

For the nine months ended September 30, 2026 and 2025, Incentive Fees related to pre-incentive net investment income were $4,308,937 and $1,767,693, respectively. For the nine months ended September 30, 2026 and 2025, there was no accrual related to the capital gains incentive fee.

Organizational and Offering Expense

Organizational and offering expenses decreased from $378,636 for the three months ended September 30, 2025, to $0 for the three months ended September 30, 2026.

Organizational and offering expenses decreased from $2,808,018 for the nine months ended September 30, 2025, to $0 for the nine months ended September 30, 2026.

Professional Fees and Other General and Administrative Expenses

Professional fees decreased from $215,837 for the three months ended September 30, 2025, to $164,108 for the three months ended September 30, 2026. Directors' fees increased from $72,500 for the three months ended September 30, 2025, to $91,486 for the three months ended September 30, 2026. Other general and administrative expenses increased from $207,968 for the three months ended September 30, 2025, to $308,961 for the three months ended September 30, 2026.

Professional fees decreased from $458,996 for the nine months ended September 30, 2025, to $431,159 for the nine months ended September 30, 2026. Directors' fees increased from $145,000 for the nine months ended September 30, 2025, to $271,896 for the nine months ended September 30, 2026. Other general and administrative expenses increased from $751,338 for the nine months ended September 30, 2025, to $933,710 for the nine months ended September 30, 2026.

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

For the three and nine months ended September 30, 2026 and 2025, we recorded a net expense of $0 and $0, respectively, for U.S. federal excise tax and other taxes.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(9,970,853)	$358,193	$(9,900,133)	$1,245,400
Foreign currency transactions	(13,626)	(1,617)	(13,626)	(5,651)
Net realized gains (losses)	$(9,984,479)	$356,576	$(9,913,759)	$1,239,749

Net Unrealized Gain (Loss)

Net unrealized gain (loss) was comprised of the following:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$17,373,988	$389,049	$8,899,258	$(7,730,901)
Affiliated investments	(2,190,172)	—	(4,568,503)	—
Deferred taxes	1,131,332	7,124	1,017,037	(811,214)
Foreign currency transactions	9,887	(15,379)	9,595	(13,861)
Net unrealized gains (losses)	$16,325,035	$380,794	$5,357,387	$(8,555,976)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We expect to generate cash primarily from (i) the net proceeds of our private offerings of our Shares, (ii) cash flows from our operations, (iii) the Leverage Facility and Credit Facility (as discussed in Note 8 – Commitments and Contingencies), (iv) any financing arrangements we may enter into in the future and (v) any future offerings of our equity or debt securities. Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Shares. As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $62,626,350 and $35,353,403, respectively. We believe that our liquidity and sources of capital are adequate to satisfy our anticipated cash requirements for the next twelve months and foreseeable future. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $247,743,726. The primary operating activities during this period were investments in portfolio companies. The Fund invested $420,747,046 in new and existing portfolio investments during the nine months ended September 30, 2026. This was offset by repayments of loans and sales of investments of $154,145,685 and $59,216, respectively, for the nine months ended September 30, 2026. Net cash used in operating activities for the nine months ended September 30, 2025 was $83,912,051. The primary operating activities during this period were investments in portfolio companies. The Fund invested $247,758,876 in new and existing portfolio investments during the nine months ended September 30, 2025. This was offset by repayments of loans and sales of investments of $140,925,268 and $6,540,528, respectively, for the nine months ended September 30, 2025.

As of September 30, 2026, we had 215 investments with unfunded commitments of $310,057,172. As of September 30, 2025, we had 60 investments with unfunded commitments of $155,572,886. We believe that, as of both September 30, 2026 and September 30, 2025, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Beginning investment portfolio	$949,824,441	$650,974,766
Investments in portfolio investments	420,747,046	247,758,876
Principal repayments	(154,145,685)	(140,925,268)
Proceeds from sales of investments	(59,216)	(6,540,528)
Net change in unrealized depreciation (appreciation) on investments	4,330,755	(7,730,901)
Net realized gain (loss) on investments	(9,900,133)	1,245,400
Net change in premiums, discounts and amortization	1,711,691	2,393,799
Investment Portfolio, at Fair Value	$1,212,508,899	$747,176,144

Financing Activities

Net cash provided by our financing activities for the nine months ended September 30, 2026 was $275,016,673, which consisted of $154,200,000 of net capital contributions from shareholders, $25,784,602 of distributions paid to our common shareholders during the period, and net borrowings on the Leverage Facility and Credit Facility of $42,160,451 and $110,366,991, respectively. Net cash provided by our financing activities for the nine months ended September 30, 2025 was $90,226,841, which consisted of $77,000,000 of net capital contributions from shareholders, $7,536,845 of distributions paid to our common shareholders during the period, and net borrowings on the Leverage Facility of $23,157,442.

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

As of September 30, 2026, the Fund had unfunded capital commitments of $42,191,869.

The number of Shares issued and outstanding as of September 30, 2026 was 24,649,000.

Debt

Leverage Facility

On October 10, 2024, the SPV entered into a Loan and Servicing Agreement (“LSA”) with Wells Fargo Bank, National Association (the “Leverage Facility”). The LSA allows for an advance of up to $500,000,000 for loans acquired by the SPV. On September 30, 2025, the SPV executed an amendment to allow for an advance of up to $600,000,000. The Leverage Facility had a maturity date of October 10, 2029 and accrued interest at SOFR plus 2.15% through September 30, 2025. On September 30, 2025, the maturity date was extended to September 30, 2030 and the margin was decreased to SOFR plus 2.00%. On January 22, 2026, the Fund amended the Leverage Facility LSA, which extended the maturity date to January 22, 2031, decreased the margin to SOFR plus 1.90% and allows for an advance of up to $800,000,000. The average rate for the outstanding loans as of September 30, 2026 and December 31, 2025 was 5.54% and 6.37%, respectively, and weighted average outstanding balance for the periods was $517,594,593 and $355,056,744, respectively. As of September 30, 2026 and December 31, 2025, the Fund had $530,570,844 and $489,741,436 outstanding on its Leverage Facility, net of deferred financing costs, which totaled $5,893,288 and $4,562,245, respectively. The Fund incurred interest expense and unused commitment fees of $7,764,178 and $22,684,617 during the three and nine months ended September 30, 2026, respectively. The Fund incurred interest expense and unused commitment fees of $5,755,568 and $16,827,703 during the three and nine months ended September 30, 2025, respectively.

Credit Facility

On April 10, 2026, the Fund entered into a senior secured credit facility (the “Credit Facility”) pursuant to a Senior Secured Credit Agreement (the “Credit Facility Agreement”), with JPMorgan Chase Bank, N.A. The initial principal amount of the Credit Facility is $275,000,000, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, with the ability to increase the total facility amount up to $412,500,000. The Credit Facility includes a $50,000,000 limit for swingline loans. Advances under the Credit Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 1.75% or 1.875% plus the Adjusted Term SOFR Rate in the case of any loan other than an Alternate Base Rate (“ABR”) Loan, and 0.75% or 0.875% plus an ABR in the case of any ABR Loan, in each case, depending on the Fund’s rate option election and borrowing base (as of the most recently delivered borrowing base certificate delivered under the Credit Facility Agreement). Advances under the Credit Facility drawn in currencies other than U.S. dollars will initially bear interest at a per annum rate equal to 1.75% or 1.875%, in each case depending on the Fund’s borrowing base (as of the most recently delivered borrowing base certificate delivered under the

Credit Facility Agreement), plus any applicable credit spread adjustment, plus certain local rates consistent with market standards, each as specified in the Credit Facility Agreement. The Fund will also pay a fee of 0.375% per annum on daily undrawn amounts under the Credit Facility. The availability period of the revolving commitments under the Credit Facility will terminate on April 10, 2030 (the “Commitment Termination Date”) and the Credit Facility will mature on April 10, 2031 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Fund will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances. The average rate for the outstanding loans as of September 30, 2026 was 5.87% and weighted average outstanding balance for the period was $50,140,410. As of September 30, 2026, the Fund had $107,229,872 outstanding on its Credit Facility, net of deferred financing costs, which totaled $3,137,119. The Fund incurred interest expense and unused commitment fees of $1,134,843 and $1,413,465 during the three and nine months ended September 30, 2026, respectively.

At September 30, 2026 and December 31, 2025, the carrying amount of the Fund’s secured borrowings approximated their fair value. The fair values of the Fund’s debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Fund’s borrowings is estimated based upon market interest rates for the Fund’s own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2026, the Fund’s borrowings would be deemed to be Level 3, as defined in Note 3 — Investments.

Debt obligations consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value (2)
Leverage Facility	$800,000,000	$536,464,132	$263,535,868	$530,570,844
Credit Facility	275,000,000	110,366,991	164,633,009	107,229,872
Total Debt	$1,075,000,000	$646,831,123	$428,168,877	$637,800,716
(1)
The amount available may be subject to limitations related to the borrowing base under the Leverage Facility, Credit Facility and asset coverage requirements.
(2)
The carrying values of the Leverage Facility and the Credit Facility are presented net of deferred financing costs and original issue discounts totaling $5,893,288 and $3,137,119, respectively.

	December 31, 2025
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value (2)
Leverage Facility	$600,000,000	$494,303,680	$105,696,320	$489,741,436
Total Debt	$600,000,000	$494,303,680	$105,696,320	$489,741,436
(1)
The amount available may be subject to limitations related to the borrowing base under the Leverage Facility and asset coverage requirements.
(2)
The carrying values of the Leverage Facility are presented net of deferred financing costs and original issue discounts totaling $4,562,245.

As of September 30, 2026, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facility to fund investments and for other general corporate purposes.

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

On September 1, 2026, the Fund made a tender offer to purchase up to 1,146,527 Shares, which represented approximately 5% of the Company’s outstanding shares as of June 30, 2026. The tender offer was at a price equal to the net asset value per Share as of September 30, 2026. The offer expired at 11:59 P.M., Eastern Time, on September 29, 2026. No Shares were validly tendered prior to the expiration of the offer.

Other Commitments and Contingencies

From time to time, we, or the Adviser, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither we nor the Adviser is currently subject to any material legal proceedings.

The Fund intends to utilize leverage (including through the establishment of wholly-owned financing subsidiaries), to finance its investments and operations. The amount of leverage that the Fund employs will be subject to the restrictions of the Investment Company Act and the supervision of the Board. As of September 30, 2026, the Fund had $536,464,132 and $110,366,991 outstanding on the Leverage Facility and Credit Facility, respectively.

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying Consolidated Statements of Assets and Liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of September 30, 2026 we had 215 investments with unfunded commitments of $310,057,172. We believe that, as of September 30, 2026, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2026 is as follows:

	Payments Due by Period
	Total	Less than	1 year	1-3 years	3-5 years	After 5 years
Leverage Facility	$536,464,132	$—	$—	$—	$536,464,132	$—
Credit Facility	110,366,991	—	—	—	110,366,991	—
Total Contractual Obligations	$646,831,123	$—	$—	$—	$646,831,123	$—

A summary of our contractual payment obligations as of December 31, 2025 is as follows:

	Payments Due by Period
	Total	Less than	1 year	1-3 years	3-5 years	After 5 years
Leverage Facility	$494,303,680	$—	$—	$—	$494,303,680	$—
Total Contractual Obligations	$494,303,680	$—	$—	$—	$494,303,680	$—

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

•
the Investment Advisory Agreement; and
•
the Administration Agreement.

RECENT DEVELOPMENTS

Subsequent to September 30, 2026 through November 12, 2026, the Fund invested $40,347,233 at cost in 40 different portfolio companies.

Subsequent to September 30, 2026 and through November 12, 2026, on October 1, 2026, the Fund called $42,191,869 of unfunded capital commitments.

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

U.S. Federal Income Taxes

We have elected to be treated as a BDC under the Investment Company Act. We also intend to elect to be treated as a RIC under the Code. So long as we maintain our status as a RIC, we will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our shareholders and will not be reflected in our consolidated financial statements. We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of September 30, 2026 and December 31, 2025, the Fund did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Fund have any unrecognized tax benefits. Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for corporate-level U.S. federal income taxes which may be significant to our financial results.

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

The impact of SOFR fluctuations on interest income and interest expense for the three months ended September 30, 2026 is presented in the table below:

	Increase	Increase	Increase
($ in thousands)	(Decrease)	(Decrease)	(Decrease)
	in Interest	in Interest	in Net Investment
Change in interest rates (bps)	Income	Expense	Income
Up 300 basis points	$34,221	$(17,824)	$16,397
Up 200 basis points	22,814	(11,883)	10,931
Up 100 basis points	11,407	(5,941)	5,466
Down 100 basis points	(11,407)	5,941	(5,466)
Down 200 basis points	(22,814)	11,883	(10,931)
Down 300 basis points	(34,221)	17,824	(16,397)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the quarter ended September 30, 2026, except as previously disclosed in certain Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Fund adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Securities Act.

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

Audax Private Credit Fund, LLC

Date: November 12, 2026	By:	/s/ Kevin Magid
Kevin Magid
Director, Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Kris Corbett
Kris Corbett
Chief Financial Officer (Principal Financial Officer)